Form 10QSB
period 1996-03-31
IAC INC
filed 1996-05-14
CIK 947431

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
May 14, 1996
(Mark one)

  X  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

					For the quarterly period ended:    March 31, 1996

    _  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

					For the transition period from           to

							Commission file number _________________

IAC, Inc.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter

Nevada							88-0303769
______________________________________________________________________________
(State or other jurisdiction of incorporation or organization)			(IRS
Employer Identification No.)

714 C Street, San Rafael, California  94901
_______________________________________________________________________________
(address of principal executive offices)

(800) 554-1250
________________________________________________________________________________
(Issuers telephone number)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes _X__             No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under the plan confirmed by the court.    Yes ____     No ____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
3,693,578 shares.

Transitional Small Business Disclosure Format (Check one):    Yes ___ No _X_


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


IAC, Inc.
Consolidated Balance Sheet
March 31, 1996
(Unaudited)

ASSETS


CURRENT ASSETS


Cash in bank
$33,752

Note from related party
22,809

Account receivable from related party
5,393

TOTAL CURRENT ASSETS
61,954




OTHER ASSETS


Investment in equity securities
10,000

Organizational costs, net of amortization
2,689


12,689




TOTAL ASSETS
$74,643







LIABILITIES AND EQUITY





CURRENT LIABILITIES


Accounts payable
5,248

Accrued liabilities
176

TOTAL CURRENT LIABILITIES
5,424







STOCKHOLDERS EQUITY


Preferred stock, no par value, 5,000,000 shares
authorized; 630,000 outstanding
2,500

Capital stock, $.001 par value, 25,000,000 shares
authorized; 3,693,578 shares outstanding
3,694

Additional paid in capital
284,204

Accumulated deficit
(221,179)


69,219




TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
$74,643




See notes to unaudited consolidated financial statements





IAC, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Unaudited)

			          Three Months Ended

March 31, 1996

March 31, 1995






REVENUES
$30,655

$44,183






OPERATING AND GENERAL EXPENSES




Compensation and employee benefits
15,912

19,388

Promotion and trade shows
5,314

16,251

Administrative expenses
13,841

15,018


35,067

50,657

LOSS FROM OPERATIONS
(4,412)

(6,474)






INCOME TAXES
(800)

(800)






NET LOSS
(5,212)

(7,274)






DEFICIT-beginning of period
(215,967)

(166,797)






DEFICIT- end of period
($221,179)

($174,071)






Loss Per Share
($0.00)

($0.00)






See notes to unaudited consolidated
financial statements.







IAC, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


			          Three Months Ended

March 31, 1996

March 31, 1995






CASH FLOWS FROM OPERATING ACTIVITIES




Net Loss
($5,212)

($7,274)

Adjustment to reconcile net loss to net
cash provided
by (used in) operating activities:




   Amortization
180



 Increase in note receivable from
related party
(5,393)



   Decrease in refundable payroll taxes
3,973



   Increase in organizational expense


(2,588)

 Increase in accounts payable and
accrued liabilities
1,637

2,693

   Increase in deferred revenues


9,222

Net Cash Used In Operating Activities
(4,815)

2,053






CASH FLOWS FROM INVESTING ACTIVITIES




   Investment in equity securities


(10,000)

Net Cash Used In Investing Activities


(10,000)






CASH FLOWS FROM FINANCING ACTIVITIES




   Sale of common stock, net of expenses
600

39,766

Net Cash Provided By Financing
Activities
600

39,766






Net Increase (Decrease) In Cash
(4,215)

31,819

Cash At Beginning Of Period
37,967

55,202

Cash At End Of Period
$33,752

$87,021






See notes to unaudited consolidated
financial statements



















	IAC, INC.
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
	THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995


Note 1 - Business of the Company:
The Companys business is the management of the malpractice insurance contract between International Associations' Coalition, Inc. (Coalition), a related party, and two unrelated insurance companies, United International, Inc. (United) and effective October 1, 1995, Pacific Rim Insurance Company (Pacific Rim). Under the management contract, IAC is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim each month.

The term of the insurance contracts between the podiatrists and the insurance carrier is one year and is generally renewable if both parties have performed satisfactorily. The management contract with Coalition also has a term concurrent with the insurance contract.

Coalition is wholly-owned by IACs Chairman and majority shareholder.

On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000 which is on deposit in the Channel Islands. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies (See Note 9).

Note 2 - Accounting Policies:
The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from the estimated amounts.

Revenues are recorded by IAC when insurance premiums are collected by Coalition.

Expenses are recorded on the accrual basis of accounting.

The carrying value of cash, marketable equity securities, note receivable, accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments.

In the opinion of management, all necessary adjustments have been recorded in order to make the interim financial statements not misleading.

IAC, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995


Note 3 - Receivables from Related Party:
At December 31, 1995, Coalition was obligated to IAC for $22,809. To effect payment of this receivable, the Board of Directors of IAC accepted a note from Coalition which requires a payment of $3,000 per quarter with the balance due in full on December 31, 1996. The unsecured note bears interest at the rate of 10%.

The account receivable from Coalition represents the unpaid balance of management fees earned by IAC during the first quarter of 1996.

Note 4 - Investment in Equity Security:
During the quarter ended June 30, 1995, the Company invested $10,000 in 10,000 shares of Triden Telecom, Inc., a SEC registrant. Such shares represented less than 1% of Triden's outstanding shares. In May, 1996, all 10,000 shares were sold for a pretax profit of approximately $7,000.

Note 5 - Issuance and sales of  stock:
On October 20, 1994, as consideration for assignment to IAC of the Chairman's Podiatric Consulting Agreement with International Associations' Coalition, Inc., 210,000 shares of convertible preferred stock and 2,100,000 shares of common shares were issued to the Company's Chairman and President. Such preferred stock is convertible into 10 shares of common stock. Such assignment was effective January 1, 1995.

The preferred stock has no dividend nor preference in liquidation.

On November 8, 1994, the Company initiated a private placement of common stock at a price of $1 per share. During the three month period March 31, 1995, proceeds of $39,766 were received. The foregoing proceeds included the sale of 28,500 shares of common stock at $1 per share to the IAC Risk Retention Group, Inc.

Note 6 - Mt. Tam Re Trust:
In December, 1995, a shareholder of IAC deposited common stock of an OTC Bulletin Board company in a trust account which is held by a domestic stock brokerage firm. These securities are to serve as additional capital, for reinsurance underwriting purposes, for Mt. Tam Re, Inc. Under the terms of the trust agreement, the trustee can require this shareholder to add sufficient securities into the trust to maintain an aggregate value of $500,000 as of the end of each calendar quarter.
IAC, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995


Note 6 - continued
As of March 31, 1996, Mt. Tam Re had not entered into any reinsurance contracts.

Note 7 - Income Taxes:
The Companys net operating loss (NOL) for federal income tax purposes amounted to approximately $52,000 at December 31, 1995. This NOL will expire in 2010. For California franchise tax purposes, the NOL is approximately $25,000 and expires in 2010.




Item 2.   Managements Discussion and Analysis or Plan of Operation.

	As related in Item 5 below, the Company has recently signed an agreement to acquire an association and its management which provide insurance and other services to restaurants in California.
Management believes the earnings of this acquisition will be significant.
	The following discussion relates to the unaudited financial statements of IAC, Inc. for the interim three month period ended
March 31, 1996 and the comparable period ended March 31, 1995.
	The Company has continued to experience a decline in revenues versus the comparable period in 1995 due to the delays in forming a RRG as well as from losing older members whose premiums are high.
Very often, since insurance premiums normally rise 50% in each year for the first five years of malpractice coverage, doctors will rotate their insurance coverage to manage their costs. This is not expected to happen when coverage is provided by a RRG because the insurance carrier is owned exclusively by the insureds and any overage is returned in the form of dividends. (By definition, a Risk Retention Group can only be owned by the persons it insures). Membership levels have remained steady, however, and therefore reflect the Companys ability to attract new members to the group of insureds in spite of the continued utilization of off-shore carriers. Management fees declined from $44,183 in the 1995 period to $30,655 in the 1996 period. This is a reflection of management fee rates on the declining base of gross premiums. The continued reduction in expenses has occurred to off-set the decline in revenues.

Liquidity:    Since the Companys overhead consists primarily of
compensation to Dr. Wener and the variable costs of promotion, expenses can be reduced to accommodate a significant downturn in revenues. Sources of liquidity are from the generation of fees associated with the Companys management contract and other insurance referrals and from stock sales. IAC, Inc. distributed a private placement which was closed on March 31, 1995. Proceeds were $129,500 from 19 investors, most of whom were participating podiatrists of the Coalition. The Companys current cash on hand is deemed to provide sufficient liquidity for the foreseeable future. The only demand for capital will be to form RRGs for groups of insureds, and management intends to raise those funds on an as-needed basis. If the Company is successful in raising such funds, it would lend them to the RRG. The RRG would then repay the Company from earnings and from the sale of stock to members. A long term management contract would be a condition to the loan to the RRG. Once this funding is secured, management is confident that the number of participants in the RRG and thus its management fees can be expanded significantly. To date, the doctor group has experienced approximately a 5% claims history. This level of claims is a direct result of Dr. Weners proficiency as a risk manager. In a program which has very low claims, the profitability to the insurer is significant. This is why a RRG is so desirable to well managed insureds. In an RRG, the insureds are the only stockholders and may enjoy dividends. With a record such as that established by Dr. Wener, new participants should be readily accessible. Dr. Wener, furthermore, enjoys a considerable reputation through his participation in The Academy of Ambulatory Foot Surgery, a national organization of podiatrists.

Cash Flow:	IAC purchased 10,000 shares of common stock in Triden
Telecom, Inc. at a cost of $1 per share. The stock is currently listed on the OTC Bulletin Board and trades under the symbol TRIT.
The stock was recently sold at an average price of $1.75
	The Net Decrease in Cash is the result of the above activities in the current period. IAC had $33,752 in cash at the end of the March 31, 1996 three month period.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
	NA.
Item 2.   Changes in Securities.
	NA.
Item 3.   Defaults Upon Senior Securities.
	NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
	NA.
Item 5.   Other Information.
	On March 20, 1996, the Company announced the signing of a letter of intent to acquire a controlling interest from Dr. Leon Hooten in Reserve Credit and Trust, PLC and its interests in the subsidiaries, Lifeguard Insurance and Pan American Leasing.
	On April 3, 1996, the Company received notice from Dr. Hooten that there were unforeseen difficulties in structuring the transaction to his satisfaction. Subsequent discussions to resolve the impasse were unsuccessful and IACs Board of Directors terminated negotiations at a meeting on May 6, 1996.
	Also, at the May 6th meeting, the Board of Directors approved the acquisition of California Restaurant Specialties Co-operative,
Inc. and the signing of a contract with Richard Peterson to manage the group. Both transactions will close after the settlement of outstanding liabilities.



Item 6.   Exhibits and Reports on Form 8-K.
	a.  Exhibits
		Exhibit 27.  Financial Data Schedule

	b.  Reports on Form 8-K.
		No reports have been filed on Form 8-K during this quarter.



/S/   Dr. Michael Wener, President

May 14, 1996