Form 10QSB
period 1996-09-30
IAC INC
filed 1996-11-07
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                November 6, 1996

               _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996


      ____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-26322



                                    IAC, Inc.

            Incorporated pursuant to the Laws of the State of Nevada

         Internal Revenue Service Employer Identification No. 88-0303769


                  714 "C" Street, San Rafael, California 94901

                                 (800) 554-1250



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                4,172,578 shares

Transitional Small Business Disclosure Format (Check one):    Yes ___   No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                    IAC, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (Unaudited)

ASSETS

CURRENT ASSETS
Cash in bank                                                  $32,723
Note from related party                                        19,376
Account receivable from related party                              92
Prepaid expense                                                62,500
                                                         -------------
TOTAL CURRENT ASSETS                                          114,691
                                                         -------------

OTHER ASSETS
Organizational costs, net of amortization                       2,329
                                                         -------------
                                                                2,329
                                                         -------------

TOTAL ASSETS                                                 $117,020
                                                         =============


LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                               $5,912
Accrued liabilities                                              (106)
                                                         -------------
TOTAL CURRENT LIABILITIES                                       5,806
                                                         -------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
   authorized; 630,000 outstanding                              2,500
Capital stock, $.001 par value, 25,000,000 shares
   authorized; 4,172,578 outstanding                            4,173
Additional paid in capital                                    635,225
Accumulated deficit                                          (530,683)
                                                         -------------
                                                              111,215
                                                         -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $117,021
                                                         =============

See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)


                                                         Three Months Ended
                                                               September 30
                                                       1996             1995
                                                   -------------    -----------

REVENUES
Management fees                                        $41,827          $34,700
Other income                                               782
                                                   ------------    ------------
                                                        42,609           34,700

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                      28,496           13,184
Promotion and trade shows                               68,145            3,302
Administrative expenses                                 29,213           27,534
                                                   -----------      -----------
                                                       125,854           44,020
                                                   -------------    -----------
LOSS FROM OPERATIONS                                   (83,245)         (9,320)
                                                   -------------    -----------

INCOME TAXES                                                 0                0
                                                   -------------    -----------
NET LOSS                                               (83,245)         (9,320)
DEFICIT- beginning of period                          (447,438)       (182,014)
                                                   -------------    -----------
DEFICIT- end of period                               ($530,683)      ($191,334)
                                                   =============    ===========

Loss Per Share                                          ($0.02)            0.00
                                                   =============    ===========

See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)


                                                         Nine Months Ended
                                                              September 30
                                                       1996             1995
                                                   -------------    -----------

REVENUES
Management fees                                        $62,016          $81,822
Other income                                             9,146
                                                   -------------    -----------
                                                        71,162           81,822

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                      31,547           38,913
Promotion and trade shows                              186,489           21,466
Administrative expenses                                 82,997           33,360
                                                   -------------    -----------
                                                       301,033           93,739
                                                   -------------    -----------
LOSS FROM OPERATIONS                                  (229,871)        (11,917)

INCOME TAXES                                             -1600             -800
                                                   -------------    -----------

NET LOSS                                              -231,471          -12,717

DEFICIT-beginning of period                           -215,967         -166,797
                                                   -------------    -----------

DEFICIT- end of period                               ($447,438)      ($179,514)
                                                   =============    ===========

Loss Per Share                                          ($0.08)         ($0.01)
                                                   =============    ===========

See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                               September 30
                                                      1996           1995
                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             ($314,716)      ($22,037)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
   Amortization                                            540            540
   Decrease (increase) in note receivable
        from  related party                              3,433        (15,693)
   Decrease in refundable payroll taxes                  3,973         (2,300)
   Increase in organizational expense                                  (2,589)
   Increase in accounts payable and
        accrued liabilities                              2,018           (668)
   Issuance of shares of common stock
        for services                                   288,000          1,500
   Increase in advances on future
        commissions                                                    (6,000)
   Increase in account receivable                          (92)
                                                  ----------------------------
Net Cash Used In Operating Activities                  (16,844)       (47,247)
                                                  ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in equity securities                      10,000        (10,000)
                                                  ----------------------------
Net Cash Used In Investing Activities                   10,000        (10,000)
                                                  ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of expenses                 1,600         63,399
                                                  ----------------------------
Net Cash Provided By Financing Activities                1,600         63,399
                                                  ----------------------------

Net Increase (Decrease) In Cash                         (5,244)         6,152
Cash At Beginning Of Period                             37,967         55,202
                                                  ----------------------------
Cash At End Of Period                                  $32,723        $61,354
                                                  ============================

See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                               STOCKHOLDERS EQUITY
                  For the Nine Months Ended September 30, 1996


               Preferred Stock   Capital Stock

                                                 Paid-in   Accumulated
               Shares   Amount Shares    Amount  Capital   Deficit      Total
Balances at
December 31,
1995           630,000 $2,500  3,693,578 $3,694  $283,604 ($215,967)   $73,831

Sale of common stock                                1,600                1,600

Stock issued for services:
    Legal fees                    20,000     20     7,980                8,000
    Corp. comm.                  305,000    305   304,695              305,000
    Insurance Coverage           100,000    100    37,400               37,500
    Consulting                    50,000     50      (50)                    0

Other stock issued                 4,000      4       (4)                    0

Net loss for period                                         (314,716) (314,716)
         ----------------------------------------------------------------------

Balances at
September 30,
1996           630,000 $2,500  4,172,578  $4,173  $635,225 ($530,683)  $111,215
         ======================================================================

See notes to unaudited consolidated financial statements.

                                    IAC, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


Note 1 - Business of the Company:

The Company's business is the management of the malpractice insurance contract between International Associations' Coalition, Inc. (Coalition), a related party, and two unrelated insurance companies, United International, Inc. (United) and effective October 1, 1995, Pacific Rim Insurance Company (Pacific
Rim). Under the management contract, IAC is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim each month.

The term of the insurance contracts between the podiatrists and the insurance carrier is one year and is generally renewable if both parties have performed satisfactorily. The management contract with Coalition also has a term concurrent with the insurance contract.

Coalition is wholly-owned by IAC's Chairman and majority shareholder. In September, 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc., which is also wholly owned by IAC's Chairman.

On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000 which is on deposit in the Channel Islands. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies (See Note 6).

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

                                    IAC, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


Note 3 - Receivables from Related Party:

At December 31, 1995, Coalition was obligated to IAC for $22,809. To effect payment of this receivable, the Board of Directors of IAC accepted a note from Coalition which requires payment of $3,000 per quarter with the balance due in full on December 31, 1996. Payments were made in accordance with the terms of the note during the nine monthe ended September 30, 1996. The unsecured note bears interest at the rate of 10%.

Note 4 - Investment in Equity Security:

During the quarter ended June 30, 1996, the Company sold its entire investment in Triden Telecom, Inc., a SEC registrant, for $17,500 which resulted in a pretax profit of approximately $7,500.

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

On January 2, 1996, IAC entered into a one year contract with North American Corporate Consultants (NACC). NACC is to develop and implement an ongoing stock market informational system for the company. As consideration, NACC was issued 250,000 shares of common stock at a fair market value of $1 per share. The cost of this contract is being recognized pro rata in 1996.

Other consultants were also issued an aggregate of 55,000 shares of free trading stock for their services during the second quarter. These services were valued at $1 per share and were recorded as expense in the three months ended June 30, 1996.

In June, 1996, the company's legal counsel was issued 20,000 shares of restricted common stock valued at 40% of the fair market value of $1 and the legal expense has been recorded in the second quarter.

                                    IAC, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Note 5 (continued):

In addition, 100,000 shares of IAC restricted stock were issued to Pacific Rim to provide insurance coverage for podiatrists for certain time periods. These shares were valued at $0.375 per share and have been recorded as expense in the second quarter.

Note 6 - Mt. Tam Re Trust:

In December, 1995, a shareholder of IAC deposited common stock of an OTC Bulletin Board company in a trust account which is held by a domestic stock brokerage firm. These securities are to serve as additional capital, for reinsurance underwriting purposes, for Mt. Tam Re, Inc. Under the terms of the trust agreement, the trustee can require this shareholder to add sufficient securities to the trust to maintain an aggregate value of $500,000 as of the end of each calendar quarter.

Mt Tam Re began providing reinsurance on August 1, 1996. Based on the premium levels of the three months ended September 30, it should realize revenues of approximately $73,000 over the next twelve months. Based on the premium levels on August 1 when the policy was written, Mt Tam Re is entitled to a minimum payment of $12,500 per quarter with adjustments annually. The first such payment is scheduled to be received on November 15, 1996. Mt Tam Re has agreed to pay a 5% rate on its capital of $500,000.

Note 7 - Income Taxes:

The Company's net operating loss (NOL) for federal income tax purposes amounted to approximately $52,000 at December 31, 1995. This NOL will expire in 2010. For California franchise tax purposes, the NOL is approximately $25,000 and expires in 2010.

Note 8 - Subsequent Event:

On October 22, 1996, the Company announced the signing of a financing agreement for $1.25 million to complete its application to the Arizona Department of Insurance for a Risk Rentention Group for podiatrists. Upon final approval from the DOI, the Company will begin aggressively marketing to podiatrists around the country. The Company expects to significantly expand its business in the twelve months following the approval.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

        The following discussion relates to the unaudited financial statements of IAC, Inc. for the interim nine month period ended September 30, 1996 and the comparable period ended September 30, 1995.
        For the first time, the Company had, in the third quarter, an increase in revenues versus the comparable period in 1995. This was due to an increase in premiums written to the podiatry group under management. Insurance premiums normally rise 50% in each year for the first five years of malpractice coverage, and this increase has begun to have an impact on the company. Membership levels have remained steady, and therefore reflect the Company's ability to attract new members to the group of insureds in spite of the continued utilization of off-shore carriers. Management fees increased from $34,700 to $41,827 in the third quarter of 1996.
        During the third quarter, the Board authorized an increase in the salary of the CEO from $5,000 to $10,000 per month reflecting the increased time required to conduct the company's affairs. Promotion and advertising costs increased from $3,302 in the 1995 period to $68,145. In the 1995 period, these costs were paid in cash, while in the current period they were paid primarily in stock. The cost of the company's contract with North American Corporate
Consultants (NACC) (see Note 5 to the interim financial statements) is being recognized ratably in 1996. This expense amounted to $62,500 in each of the first three quarters of 1996.
        The company's reinsurance subsidiary, Mt Tam Re, began providing reinsurance on August 1, 1996. Based on the premium levels of the three months ended September 30, it should realize revenues of approximately $73,000 over the next twelve months. Based on the premium levels on August 1 when the policy was written, Mt Tam Re is entitled to a minimum payment of $12,500 per quarter with adjustments annually. The first such payment is scheduled to be received on November 15, 1996. Mt Tam Re has agreed to pay a 5% rate on its capital of $500,000.
        On October 22, 1996, the Company announced the signing of a financing agreement for $1.25 million to complete its application to the Arizona Department of Insurance for a Risk Retention Group for podiatrists. Upon final approval from the DOI, the Company will begin aggressively marketing to podiatrists around the country. The Company expects to significantly expand its business in the twelve months following the approval.

Liquidity: Since the Company's overhead consists primarily of compensation to Dr. Wener and the variable costs of promotion, expenses can be reduced to accommodate a significant downturn in revenues. Sources of liquidity are from the generation of fees associated with the Company's management contract and other insurance referrals. The Company's current cash on hand is deemed to provide sufficient liquidity for the foreseeable future. The only demand for capital will be to form Risk Retention Group's for groups of insureds, and management intends to raise those funds on an "as-needed" basis. If the Company is successful in raising such funds, it would lend them to Risk Retention Group. The Risk Retention Group would then repay the Company from earnings and from the sale of stock to members. A long term management contract would be a condition to the loan to the Risk Retention Group. Once this funding is secured, management is confident that the number of participants in the Risk Retention Group and thus its management fees can be expanded significantly. To date, the doctor group has experienced approximately a 5% claims history. This level of claims is a direct result of Dr. Wener's proficiency as a risk manager. In a program which has very low claims, the profitability to the insurer is significant. This is why a Risk Retention Group is so desirable to well managed insureds. In an Risk Retention Group, the insureds are the only stockholders and may enjoy dividends. With a record such as that established by Dr. Wener, new participants should be readily accessible. Dr. Wener, furthermore, enjoys a considerable reputation through his participation in The Academy of Ambulatory Foot Surgery, a national organization of podiatrists.

Cash Flow: A negative cash flow of $5,244 was the result of the increase in the compensation of the CEO. Increased premium and revenues from Mt Tam Re should neutralize this increase. The company continues to have adequate cash reserves.



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
        NA.
Item 2.   Changes in Securities.
        NA.
Item 3.   Defaults Upon Senior Securities.
        NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
        NA.
Item 5.   Other Information.
        NA.

Item 6.   Exhibits and Reports on Form 8-K.
        a.  Exhibits
               Exhibit 27.  Financial Data Schedule

        b.  Reports on Form 8-K.
               No reports have been filed on Form 8-K during this quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchnage Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IAC, Inc.

By:   /S/   Dr. Michael Wener
        Dr. Michael Wener, President

November 6, 1996