Form 10KSB
period 1996-12-31
IAC INC
filed 1997-03-28
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 March 26, 1997


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996



                         Commission file number: 0-26322





                                    IAC, Inc.


                              a Nevada corporation

                              IRS Number 88-0303769


                  714 "C" Street, San Rafael, California 94901

                                 (800) 554-1250





             Securities registered under 12(b) of the Exchange Act:

          Title of each class Name of each exchange on which registered

                Common Stock, $.001 par value OTC Bulletin Board





Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __



         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
_X_

         State issuer's revenues for its most recent fiscal year:  $157,340.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         The average bid and asked price at the close of trading on March 25, 1997 was $.39. Aggregate market value of common stock held by non-affiliates on that date was $846,350.



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       4,272,578 shares at March 25, 1997



                       DOCUMENTS INCORPORATED BY REFERENCE

         see Item 13.


Transitional Small Business Disclosure Format (Check one):    Yes ___   No _X_

                                     PART I

Item 1.   Description of Business.

History:
         International Association Services, Limited, a British Virgin Islands corporation, was formed on November 21, 1990, as an association of podiatrists who wanted to meet to discuss and address common concerns and interests. This group of podiatrists, then as now, has had a management agreement with Dr. Michael Wener. In 1991, The Academy of Ambulatory Foot Surgery, Inc. requested Dr. Wener to look into possibilities of obtaining a group medical malpractice insurance policy for members of The Academy and the Association. On April 10, 1992, the company filed a DBA registration in California as International Associations' Coalition, Inc. ("Coalition"). On June 25, 1993, Dr. Wener formed a Nevada corporation, International Associations' Coalition, Inc. and did not renew the BVI registration; the California DBA was therefore terminated. The Nevada corporation continues to operate and provide services to the podiatrists.
         In late 1994, Lease Rite, Inc. a former subsidiary of a SEC registered company, Trvlsys, Inc., formed a wholly owned subsidiary, IAC, Inc., a Nevada corporation, and merged with it. In January, 1995, Dr. Wener assigned his management contract with International Associations' Coalition, Inc. to IAC, Inc.
         In past years, the group has attracted a growing number of members because of its insurance program and other association benefits. In 1992 there were approximately 30 members, in 1993, 50 members and since then, the group has numbered between 70 and 90 members. Members of the Association have been notified that IAC, Inc. is in the process of raising capital to form a Risk Retention Group ("RRG") for podiatrists. The intent is to provide a vehicle for members to share in the extreme success of Dr. Wener's insurance management skills. The new RRG, when formed, would have a management contract with IAC, Inc. which would be based on a percentage of collected premium.
         Coalition is a group of Podiatrists who have joined together because of common interests and goals. One of the major benefits of membership is group medical malpractice insurance for eligible members. To date, the insurers have been domiciled "off-shore" and therefore are increasingly unacceptable to many states, hospitals and HMO's. The recent trend has been to accept only "domestic" carriers and this has hampered the expansion of the group. One of the reasons for forming a Risk Retention Group for the Podiatrists is that RRG's are authorized by the Federal Risk Retention Act of 1986, are supervised by their local (domicile) State Insurance Departments and, under the Act, are acceptable carriers throughout the United States. Additionally, the capital requirements for forming a Risk Retention Group are determined by the state which oversees the company.
         IAC, Inc. is providing management services to International Associations' Coalition, Inc. and its successor, Health Professionals Coalition, Inc. ("Health"), until a RRG is formed. When the RRG is formed, the members of Coalition will transfer to the RRG and the Company will provide similar services to the RRG as well as any management functions necessary to operate the RRG. Current services include:
                    Collection and forwarding of applications  for membership
                      in Health and assistance to insurer in determining, according to insurer guidelines, suitability for inclusion in its group medical malpractice insurance program;
                    Determination  and  collection  of suitable dues and fees
                      for members;
                    Payment of appropriate premiums to insurance
                      carriers;
                    Scheduling  and  conducting  risk  management
                      seminars for members;
                    Processing claims for forwarding to the insurance carrier; Analysis of claims as requested by insurance company attorneys;
                    Review and dissemination of standards of care and provide
                      liaison between members, their insurance company, and their attorneys.

         In late 1995, the Company formed a Nevis reinsurance company, Mt. Tam Re, Inc., for the purpose of providing reinsurance for the planned RRG and for other reinsurance activities.

Business Plan:
         Upon formation of the RRG, IAC, Inc. will increase its advertising and public relations efforts in an effort to acquire more participants in the RRG. The company intends to advertise in trade periodicals and other media. Once the RRG for podiatrists is established, the Company intends to expand its business by forming RRG's for other groups in need of insurance coverage such as landscape architects, dentists, accountants, attorneys, oral surgeons, chiropractors and insurance brokers.
         According to the American Podiatric Medical Association, there are approximately 15,000 podiatrists in the U.S. and approximately one third belong to RRG's. Membership in RRG's is on the rise because of the changing requirements for domestic malpractice insurance.
         Regulation is provided by state insurance regulators who oversee the operation of risk retention groups. The company has excellent relationships with several state insurance departments.
         At December 31, 1996, the Company had approximately $11,000 in cash. The negative cash flow in 1996 was the result of increased compensation to the Chairman and an increase in legal fees and administrative costs. Net cash used in operating activities was $37,854 in 1996, down dramatically from the year earlier level of $71,234. Approximately 89% of the Company's net loss for the year was derived from non-cash promotional and insurance activities. Nevertheless, the Company must obtain funding for its RRG to be able to maintain and expand its business (see Note 1 of the Financial Statements). Currently, Dr. Wener is the only employee of the company. Accounting and legal services are contracted for and other employees will be added as needed.

Item 2.   Description of Property
         The Company has no property.

Item 3.   Legal Proceedings.
         See Note 1 of the Financial Statements regarding the Consent Cease and Desist Order issued by the Insurance Commissioner of Texas.

Item 4. Submission of Matters to a Vote of Security Holders There were no matters submitted to security holders.

Item 5.   Market for Common Equity and Related Stockholder Matters.
         The Company's common stock began trading on the OTC Bulletin Board in the last quarter of 1995. Therefore, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There are approximately 300 holders of the common stock. Although there are no restrictions on the issuance of dividends, there have been no dividends issued on the Company's common equity to date.




         Quotations for the Company's common stock from the approval date for quotations are as follows:

                                         1996

                          Q1               Q2                Q3            Q4
     High              $1.00             $.875            $1.75         $1.375
      Low                .25              .25               .375          .125


                                         1995

                          Q1               Q2                Q3            Q4
     High              NA               NA                NA             $.875
      Low              NA               NA                NA              .375


Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the audited financial statements for the years ended December 31, 1996 and 1995 which are included in Item 7 below.

Management fees in 1996 declined $13,000 or 9% from the preceding year. This was due to a decrease in premiums written to the podiatrists group under management. Gross premiums collected declined from $550,000 in 1995 to $494,000 in 1996.
While there was a 12% increase in members in 1996, there was a decrease in insurance premiums due to competitive pressures from other insurance carriers.

Revenues in 1996 included a $7,500 gain from the sale of an equity security held at December 31, 1995 and a $11,250 reinsurance premium received by the Company's subsidiary, Mt. Tam Re, Inc. The reinsurance policy was terminated in December, 1996.

During the third quarter, the Board of Directors authorized an increase in the salary of the CEO from $5,000 to $10,000 per month reflecting the increased time required to conduct the company's affairs. This resulted in the 37% increase in compensation expense in 1996.

In 1996, the Company issued 355,000 tradable shares to four unrelated parties to assist IAC in its promotional activities. These shares were valued at the current fair market value of $1 per share at the time of issuance and promotional expense of $355,000 was recognized. (See Note 4 to the consolidated financial statements.)

Administrative expenses increased largely as a result of an increase in legal fees of $15,000 and the nonrecurring cost of $47,500 associated with providing retroactive coverage for certain insurance claims against members of the podiatrists group. IAC issued 200,000 shares of restricted stock to Pacific Rim Insurance Company as consideration for providing the required retroactive coverage. The restricted shares were valued at 40% of the current fair market value at the time of issuance. The increase in legal fees resulted from two proposed acquisitions which were not consummated and discussions with the Texas Insurance Commissioner which led to the Cease and Desist Order (see discussion below and Note 1 to the consolidated financial statements).

Liquidity: During the past two years, IAC has used about $110,000 of cash in its operations with the result that cash reserves have declined to about $12,000 at December 31, 1996. If the Company does not increase revenues or drastically reduce expenses, it will fully use its cash resources in 1997.

Moreover, on March 5, 1997, the Company and Health Professionals Coalition, Inc. Signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health & Coalition, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 in 1996. The Cease and Desist Order provides that IAC and Health can in the future, accept payment of premiums only if first authorized to conduct business in Texas. Such authorization will be dependent upon formation of a risk retention group (RRG), or retention of an insurance broker and insurer licensed in Texas. Pacific Rim is not licensed in Texas. Management is attempting to retain a broker licensed in Texas, who in turn could locate an insurer licensed in Texas. There can be no assurance that these efforts will be successful by April 21, 1997 or at a later date. If these efforts are not successful, the financial impact on IAC's liquidity will be significant.

The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. The Company entered into a contract with a potential investor in October, 1996 to provide $600,000 in capital for the RRG. However, as of March 26, 1997, such funding has not been received. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health.

Item 7.   Financial Statements




March 26, 1997

To the Board of Directors of IAC, Inc.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IAC, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses during the past two years, and its revenues in 1997 may be significantly reduced due to receipt of nonrecurring revenue in 1996 and the Consent Cease and Desist Order entered into with the Texas Insurance Commissioner. As described in Note 1, the prospective impact of this Order depends on management's successful efforts to make alternative arrangements including the funding of a Risk Retention Group. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Odenberg, Ullakko, Muranishi & Co.

                                    IAC, Inc.
                           Consolidated Balance Sheet


                                                           December 31
                                                     1996               1995
                                                -------------------------------
                           ASSETS
CURRENT ASSETS
Cash in bank                                       $11,713            $37,967
Prepaid expense                                     14,480
Refundable payroll taxes                                                3,973
Receivable from related party                                          22,809
                                                -------------------------------
TOTAL CURRENT ASSETS                                26,193             64,749
                                                -------------------------------

OTHER ASSETS
Investment in equity security                                          10,000
Organizational costs, net of amortization            2,149              2,869
                                                ------------- -----------------

TOTAL ASSETS                                        $28,342            $77,618
                                                ===============================


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     $5,845             $3,470
Accrued liabilities                                     377                317
                                                  -----------------------------
                                                     $6,222             $3,787
                                                  -----------------------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
    authorized; 630,000 shares outstanding             2,500              2,500
Capital stock, $.001 par value, 25,000,000 shares
    authorized; 4,272,578 and 3,693,578
    shares outstanding respectively                    4,273              3,694
Additional paid in capital                           695,125            283,604
Accumulated deficit                                 (679,778)          (215,967)
                                                   ----------------------------
                                                      22,120             73,831
                                                   ----------------------------

                                                     $28,342            $77,618
                                                   ============================

          See accompanying notes to consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT


                                                      Year Ended December 31
                                                     1996               1995

REVENUES
Management Fees                                     $135,346           $148,348
Other income                                          21,994              2,018
                                                   ----------------------------
                                                    $157,340           $150,366
                                                   ----------------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                    94,036             68,392
Promotion and trade shows                            363,417             26,561
Administrative expenses                              162,098            101,283
                                                    ---------------------------
                                                     619,551            196,236
                                                    ---------------------------
                                                    ---------------------------
LOSS FROM OPERATIONS                                (462,211)           (45,870)
                                                    ---------------------------

INCOME TAXES                                         (1,600)              (800)
                                                    ---------------------------

NET LOSS                                            (463,811)           (46,670)

DEFICIT-beginning of period                         (215,967)          (169,297)

DEFICIT- end of period                             ($679,778)         ($215,967)
                                                   =============================

Loss Per Share                                       ($0.11)            ($0.01)
Weighted average number of
common shares outstanding                          4,039,912          3,663,193
                                                   ============================


          See accompanying notes to consolidated financial statements.

                                    IAC, Inc.
                             STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1995 and 1996



                            Preferred Stock            Capital Stock
                                                                                 Paid-in    Accumulated
                            Shares        Amount       Shares       Amount       Capital      Deficit        Total


Balances at
   December 31, 1994         1,050,000       $5,000    3,611,043        $3,611     $215,688   ($169,297)      $55,002
Recission of
preferred shares             (420,000)      (2,500)                                   2,500
Sale of common stock
(net of offering)                                         69,535            70       63,929                     63,999
Other stock issued                                        13,000            13        1,487                      1,500
Net loss for year                                                                               (46,670)      (46,670)
                         ----------------------------------------------------------------------------------------------
Balances at
   December 31, 1995           630,000        2,500    3,693,578         3,694      283,604    (215,967)        73,831

Sale of common stock
                                                                                      1,600                      1,600
Stock issued for
services
   Legal fees                                             20,000            20        7,980                      8,000
   Corporate
     communications                                      305,000           305      304,695                    305,000
   Insurance coverage                                    200,000           200       47,300                     47,500
   Consulting                                             50,000            50       49,950                     50,000

Other stock issued                                         4,000             4          (4)

Net loss for year                                                                              (463,811)     (463,811)
                         ----------------------------------------------------------------------------------------------

Balances at
December 31, 1996              630,000       $2,500    4,272,578        $4,273     $695,125   ($679,778)       $22,120

                         ==============================================================================================


          See accompanying notes to consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                         Year Ended December 31

                                                         1996          1995
                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 ($463,811)   ($46,670)
Adjustment to reconcile net loss to net cash (used  in)
operating activities:
   Decrease (increase) in receivable from related party     22,809     (22,809)
   Decrease (increase) in refundable payroll taxes           3,973      (3,973)
   Increase in organizational expense                                   (2,589)
   Increase in accounts payable and other liabilities        2,435       2,587
   Increase in prepaid expenses                            (14,480)
  Common stock issued for services                         410,500       1,500
   Amortization                                                720         720
                                                           --------------------
Net Cash Used In Operating Activities                      (37,854)    (71,234)
                                                           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of (investment in) equity securities                10,000     (10,000)
                                                            --------------------
Net Cash Provided for (Used In) Investing Activities        10,000     (10,000)
                                                            -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of expenses                     1,600       63,999
                                                            -------------------
Net Cash Provided By Financing Activities                    1,600       63,999
                                                            -------------------

Net (Decrease) In Cash                                      (26,254)   (17,235)
                                                            -------------------

Cash At Beginning Of Period                                  37,967      55,202
                                                            -------------------

Cash At End Of Period                                       $11,713     $37,967
                                                            ===================

Cash paid during the year for:
   Interest                                                  $6,741     $   -
                                                            ===================
   Taxes                                                     $1,600        $800
                                                            ===================

          See accompanying notes to consolidated financial statements.

                                    IAC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


Note 1 - Organization, operations and summary of significant accounting policies:

Organization:
         IAC, Inc. ("IAC") is a Nevada corporation engaged in the business of managing a malpractice insurance contract between International Associations' Coalition, Inc. ("Coalitions"), a related party, and an unrelated insurance company, United International, Inc. ("United"). Effective October 1, 1995, the insurance contract was assumed by Pacific Rim Insurance Company ("Pacific Rim"), a minority stockholder of IAC. The members of Coalitions and its successor, Health Professionals Coalitions, Inc. ("Health") are podiatrists seeking affordable malpractice insurance. Under the management contract, IAC is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim each month.

         The term of the insurance contract between the Coalitions and the insurance carrier is one year and is generally renewable if both parties have performed satisfactorily. The management contract between IAC and Coalition also has a term concurrent with the insurance contract.

         Coalition is wholly-owned by IAC's Chairman and majority shareholder. In September, 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc., which is also wholly owned by IAC's Chairman.

         On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000 which is on deposit in the Channel Islands. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies (See Note 5).

Basis of Presentation

         The consolidated financial statements have been prepared on the going concern basis. IAC has reported a net loss during the past two years. On March 5, 1997, the Company and Health Professionals, Inc. signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 in 1996. The Cease and Desist Order also requires payment of a $10,000 fine.

         The Cease and Desist Order provides that IAC and Health can, in the future, accept payment of premiums only if first authorized to conduct business in Texas. Such authorization will be dependent upon formation of a risk retention group (RRG), or retention of an insurance broker and insurer licensed in Texas. Pacific Rim is not licensed in Texas. Management is attempting to retain a broker licensed in Texas, who in turn, could locate an insurer licensed in Texas. There can be no assurance that these efforts will be successful by April 21, 1997 or at a later date.

         In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from the sale of a security which will not recur in 1997.
         In addition, the Company has been seeking funding for the initial capitalization of a RRG for podiatrists. The Company entered into a contract in October, 1996 to provide $600,000 but such funding has not yet been received. This agreement, as amended, provides that upon funding by the investor, the Company must pledge 500,000 shares of convertible preferred stock. The agreement provides for a success fee of $47,500. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members in Health.

Note 2 - Summary of significant accounting policies:

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

         Revenues are recorded by IAC when insurance premiums are collected by Coalitions or Health.

         Expenses are recorded on the accrual basis of accounting.

         The  carrying  value  of  cash,  marketable  equity  securities,   note
receivable, accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments.

Note 3 - Receivable from related party:

         At December 31, 1995, Coalition was obligated to IAC for $22,809. The Company accepted a note from Coalition which was payable in full by December 31, 1996. The unsecured note bore interest at the rate of 10%. The note was repaid in full in 1996 in accordance with its terms.

Note 4 - Issuance and sales of  stock:

         On November 8, 1994, the Company initiated a private placement of common stock at a price of $1 per share. During the years ended December 31, 1995 and 1996, proceeds of $66,999 and $1,600, respectively were received from the sale of stock. The proceeds in 1995 included the sale of 28,500 shares of common stock at $1 per share to the IAC Risk Retention Group, Inc.

         In March, 1995, the issuance of 420,000 preferred shares to a shareholder in 1994 was rescinded and the balances in the stockholders' equity have been appropriately adjusted.

         Each share of preferred stock is entitled to one vote per share and is convertible into 10 shares of common stock; the preferred stock has no dividend rights nor preference in liquidation.

         On January 2, 1996, IAC entered into a one year consulting contract with North American Corporate Consultants (NACC). As consideration, NACC was issued 250,000 shares of IAC's free trading common stock at a fair market value of $1 per share. The cost of this contract ($250,000) was recognized ratably throughout 1996.

         Other consultants were also issued an aggregate of 55,000 shares of free trading stock for their services. These services were valued at $1 per share and recognized as expense during 1996.

         In May, 1996, the Company issued 100,000 restricted shares to Pacific Rim in exchange for Pacific Rim providing retroactive insurance coverage for members of Coalitions'. Such restricted shares were valued at $.375 per share and were recorded as expense during 1996.

         In November, 1996, the Company's board of directors authorized the issuance of an additional 100,000 restricted shares to Pacific Rim as additional consideration for Pacific Rim providing insurance coverage for certain insurance claims. Such restricted shares were valued at $.10 per share and were recorded as expense during 1996.

         In addition 20,000 restricted shares were issued to the Company's legal counsel for services which were valued at $.40 per share and the legal expense was recorded in 1996.

         During 1996, IAC entered into an agreement with an affiliate of RMJ Associates to provide certain consulting services. This agreement required the issuance of 50,000 shares of free trading stock. These services were valued at $1 per share and recognized as expense in 1996.


Note 5 - Mt. Tam Re Trust:

         In December, 1995, a shareholder of IAC deposited common stock of an OTC Bulletin Board company in a trust account which is held by a domestic stock brokerage firm. These securities are to serve as additional capital, for reinsurance underwriting purposes, for Mt. Tam Re, Inc. At December 31, 1996, the value of the securities held by the trust was $73,500.

         Under the terms of the trust agreement, the trustee can require this shareholder to add sufficient securities to the trust to maintain an aggregate value of $500,000 as of each quarter. In March of 1997, the Company made a demand upon the stockholder to add additional securities to the trust to bring its value to $500,000. During 1996, the shareholder received compensation of $6,250 under this trust agreement. Until the trust account is supplemented with additional capital, Mt. Tam is not able to underwrite reinsurance contracts.

         Effective August 1, 1996, Mt. Tam Re, Inc. entered into a reinsurance contract with another reinsurance company indirectly owned by IAC's Chairman to provide insurance coverage to Coalitions' members. This reinsurance contract was canceled effective December 6, 1996. Mt. Tam received premiums of $11,250. The insurance coverage was made on a made claims basis and no claims were filed with the carriers while this reinsurance contract was in force.

Note 6 - Income taxes:

         At December 31, 1996, IAC's consolidated net operating loss carry forwards (NOL's) amounted to approximately $$516,000 for federal tax purposes. These NOL's will expire from 1999 through 2011. For California franchise tax purposes, the NOL is approximately $$258,000 and expires in 2001.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         There were no disagreements with accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name                 Age  Position, Office     Term                 Served
----                 ---  ----------------     ----                 ------
Dr. Michael Wener    53   Director, President  Until replaced       Inception
Kathryn Turnham      35   Director, Treas      Until replaced       Inception
Dr. Mark R. Weiss    50   Director             Until replaced       1996
Harry Walsh          72   Director             Until replaced       1996
Sally A. Geer        51   Director             Until replaced       1996

         There are no other significant employees. There are no family relationships between the above listed persons, nor is there any involvement in certain legal proceedings. None of the above serve as directors in any other reporting company.

Michael Wener, D.P.M.                   Chairman, Board of Directors, President
Board Certified in both foot and ankle surgery, Dr. Wener has been involved in peer review since 1972. He founded the first podiatry insurance captive (Podiatrist Indemnity Fund, Ltd.) in 1974 which maintained a 28.5% loss ratio. The present program for podiatrists was started in 1992 on a direct procurement basis. Dr. Wener has maintained a 10% loss ratio by thorough underwriting procedures, restrictive policy requirements and strict risk management.

Kathryn Turnham                                      Director, Treasurer
Ms. Turnham is the sole owner of Kay's Bookkeeping Service in San Rafael, California. For the last thirteen years she has provided bookkeeping and income tax services, for which she is licensed by the State of California. Additionally, she has served as the Administrator for International Associations' Coalition, Inc.

Harry Walsh                                                   Director
Mr. Walsh has over 40 years experience in a variety of insurance and reinsurance activities, including start-ups and claims adjustment and has performed in many roles including CEO and Chairman of the Board.

Mark R. Weiss, D.P.M.                                Director
Dr. Weiss took his podiatry degree at the California College of Podiatric Medicine at San Francisco in 1971. He is certified by the American Board of Podiatric Orthopedics and the American Board of Podiatric Surgery. He has held numerous clinical, association and hospital appointments and currently conducts a private practice of podiatric sports medicine in Los Angeles where he is on staff at Century City Hospital and Cedars-Sinai Medical Center.


Sally A. Geer                                                 Director
Ms. Geer has been a banker for 25 years. She is currently Vice President and Manager for Redwood Bank in their San Francisco office. Her duties include oversight of branch operation and personnel as well as development of the commercial loan portfolio of the Main Business Banking Office.


Item 10.    Executive Compensation.
         The sole officer who received a salary was the President, Dr. Michael Wener, who received $85,125 in the year ended December 31, 1996. There are no other compensation or bonus plans.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
         The following table sets forth security ownership as known to the Company as of March 25, 1997.

  (1)                   (2)                      (3)                (4)
Title of Class    Name & Address of        Amount & Nature of   Percent of
(a) (b) (c)       Beneficial Owner         Beneficial Owner      Class

Common Stock       Dr. Michael Wener             2,100,450             49.16%
                   206 Ridgewood
                   San Rafael, CA  94901

Common Stock       Kathryn Turnham                   2,000         less than 1%
                   47 Manor View
                   Fairfax, CA  94930

Common Stock       Sally A. Geer                     5,000         less than 1%
                   15005 B'way Terrace
                   Oakland, CA  94611

Common Stock       Officers & Directors as a     2,107,450               49.32%
                   group

Common Stock       Richard W. Lahey                726,426               17.00%
                   419 Crown Road
                   Kentfield, CA 94904

Preferred Stock    Dr. Michael Wener               587,500               93.25%
                   206 Ridgewood
                   San Rafael, CA  94901

                   Officers & Directors as a       587,500               93.25%
                   group

(a) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(b) Total number of common shares outstanding is 4,272,578 at March 25, 1997.
(c) Total number of preferred shares outstanding is 630,000. Each preferred share is entitled to one vote and is convertible into ten shares of common stock.

Item 12.    Certain Relationships and Related Party Transactions.
         The Company does not have specific guidelines as to how to deal with potential conflicts. Rather, the management's guiding principle will always be the fiduciary responsibility of those concerned. Further, as to an opportunity that might be attractive to the Company and to another entity or entities with which officers, directors or key employees have an interest, the opportunity would be regarded as that of the concern to which it first came. The Company does not at present have any specific plans, arrangements, commitments or undertakings as to proposed transactions that would reasonably be thought to give rise to conflicts of interest with affiliates.
         If any of the Company's officers, directors, key employees or their affiliates generate prospects deemed attractive by the Company and in which the company ultimately acquired an interest, the Board of Directors may authorize compensation to such person. No guidelines have been adopted by the Board of Directors regarding the amount or form of compensation to be paid in connection with the generation of such prospects.
         Dr. Wener assigned his interests in the Consultation Agreement with International Associations' Coalition, Inc. to IAC, Inc. in exchange for 2,100,000 shares of the Common Stock and 210,000 shares of Convertible
Preferred Stock in IAC, Inc.

Item 13.    Exhibits and Reports on Form 8-K.
(a)  Exhibit Table
          Articles of Incorporation
          By-laws
          Material Contracts
               Podiatric Consultation Agreement
               Addendum to Podiatric Consultation Agreement
               Agreement for Issuance of Group Master Insurance Policy Plan of Acquisition, Reorganization
          Additional Exhibits
               Nevada Business Code.  78.037

     The above documents are hereby incorporated by reference to Amendment #3 of the Company's Form 10-SB filed November 2, 1995.

          Exhibit 27.  Financial Data Schedule

(b) There were no Form 8-K's filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IAC, Inc.
(Registrant)

By:   /s/Dr. Michael Wener
         Dr. Michael Wener, President

Date:    March 26, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                      By:    /s/ Dr. Michael Wener
                                          Dr. Michael Wener, President

                                            Date:    March 26, 1997