Form 10QSB
period 1997-03-31
IAC INC
filed 1997-05-14
CIK 947431

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                  May 14, 1997


                      For the quarter ended: March 31, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                4,272,578 shares.

   Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                    IAC, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash in bank                                        $2,129
Prepaid expense                                     10,343
                                                ---------------
TOTAL CURRENT ASSETS                                12,472
                                                ---------------

OTHER ASSETS
Organizational costs, net of amortization            1,969
                                                ---------------

                                                     1,969
                                                ---------------

TOTAL ASSETS                                        $14,441
                                                ===============


                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                    $42,641
Other liabilities                                     1,891
                                                ---------------
TOTAL CURRENT LIABILITIES                           $44,532
                                                ---------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000              2,500
shares authorized; 630,000 outstanding
Capital stock, $.001 par value, 25,000,000            4,273
shares authorized; 4,272,578 shares outstanding
Additional paid in capital                          695,125
Accumulated deficit                                (731,989)
                                                ---------------
                                                    (30,091)
                                                ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY                 $14,441
                                                ===============




See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                             Three Months Ended
                                    March 31, 1997            March 31, 1996

REVENUES
    Management fees                     $28,356                   $29,971
    Other income                             26                       684
                                    -----------------    ----------------------
                                        $28,382                   $30,655
                                    -----------------    ----------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits       33,870                    15,912
Promotion and advertising                 3,224                     5,314
Administrative expenses                  42,699                    13,841
                                    -----------------    ----------------------
                                         79,793                    35,067
                                    -----------------    ----------------------
LOSS FROM OPERATIONS                    (51,411)                   (4,412)
                                    -----------------    ----------------------

INCOME TAXES                               (800)                     (800)
                                    -----------------    ----------------------

NET LOSS                                (52,211)                   (5,212)

DEFICIT-beginning of period            (679,778)                 (215,967)
                                    -----------------    ----------------------

DEFICIT- end of period                ($731,989)                ($215,967)
                                    =================    ======================

Loss Per Share                           ($0.01)                   ($0.00)
                                    =================    ======================






See notes to unaudited consolidated financial statements

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                           Three Months Ended
                                                 March 31, 1997  March 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             ($52,211)      ($5,212)
Adjustment to reconcile net loss to
net cash provided by (used in) operating activities:
   Amortization                                         4,317           180
   Increase in receivable from related party                         (5,393)
   Decrease in refundable payroll taxes                               3,973
   Increase in accounts payable and other liabilities  38,310         1,637
                                                   -------------  -------------
Net Cash Used In Operating Activities                  (9,584)       (4,815)
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                   -------------  -------------
Net Cash Used In Investing Activities                        0             0
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of expenses                        0            600
                                                   -------------   ------------
                                                   -------------   ------------
Net Cash Provided By Financing Activities                    0            600
                                                   -------------   ------------

Net Increase (Decrease) In Cash                         (9,584)        (4,215)
Cash At Beginning Of Period                             11,713         37,967
                                                   =============   ============
Cash At End Of Period                                   $2,129        $33,752
                                                   =============   ============

            Income taxes paid during period                              $800
                                                   =============   ============



See notes to unaudited consolidated financial statements.

                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

Note 1 - Organization, operations and basis of presentation:

Organization:

IAC, Inc.(IAC) is a Nevada corporation engaged in the business of managing a malpractice insurance contract between International Associations' Coalitions', Inc., (Coalitions) a related party, and an insurance company, Pacific Rim Insurance Company, a minority stockholder of IAC. The members of Coalitions' and its successor, Health Professionals Coalition, Inc. (Health) are podiatrists seeking affordable malpractice insurance. Under the management contract, IAC, Inc. is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim.

The term of the insurance contract between Coalitions' and the insurance carriers is one year and is generally renewable if both parties have performed satisfactorily. The management contract with Coalitions' also has a term concurrent with the insurance contract.

Coalitions' is a wholly-owned by the Company's Chairman and majority shareholder. In September, 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc. which is also wholly owned by IAC's Chairman .

On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. In Nevis (in the West Indies) with initial capital of $25,000. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies. See note 4.

Basis of presentation:

The consolidated financial statements have been prepared on the going concern basis. IAC has reported a loss during the last two years and the quarter ended March 31, 1997. In addition, its current liabilities substantially exceed its available cash. Losses are expected to continue.

On March 5, 1997, the Company and Health Professionals Coalition, Inc. signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health & Coalition, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 (20% of its revenue) in 1996. The Cease and Desist Order also requires payment of a $10,000 fine which was recognized as an expense in the quarter ended March 31, 1997.

                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

Note 1 - Organization, operations and basis of presentation (continued):

The Cease and Desist Order provides that IAC and Health can in the future, accept payment of premiums only if first authorized to conduct business in Texas. Such authorization will be dependent upon formation of a risk retention group (RRG), or retention of an insurance broker and insurer licensed in Texas. Pacific Rim is not licensed in Texas. Management was unable to retain a broker licensed in Texas, or an insurer licensed in Texas by April 21, 1997. Retention in the future of some or all of the revenues from Texas based podiatrists is dependent upon formation of an RRG.

In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from sale of a security which will not reoccur in 1997.

The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. The Company entered into a contract in October of 1996 to provide $600,000 but such funding has yet to be received. This agreement, as amended, provides that upon funding by the investor, the Company must pledge 500,000 shares of convertible preferred stock. Such pledged shares can, at the Company's option, either be from those currently outstanding or be newly issued shares. The agreement provides for a success fee of $47,500. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health.

Note 2 - Accounting Policies:

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain assets, liabilities, revenue and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ.

Revenues are recorded by IAC when insurance premiums are collected by Coalitions or Health.

Expenses are recorded on the accrual method of accounting.

The  carrying  value of cash,  note  receivable,  accounts  payable  and accrued
liabilities  is  a  reasonable   estimate  of  fair  value  of  these  financial
instruments.

                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

Note 3 - Authorized stock:

The Company's authorized capital consists of 25,000,000 shares of $.001 par value common stock and 5,000,000 shares of no par preferred stock. Each share of preferred stock is entitled to one vote per share and is convertible into 10 shares of common stock; the preferred stock has no dividend rights nor preference in liquidation.

Note 4 - Mt. Tam Re Trust:

In December 1995, a shareholder of IAC deposited common stock of an Bulletin Board company in a trust account which is held by a domestic stock brokerage firm. These securities are to serve as additional capital, for reinsurance underwriting purposes, for Mt. Tam Re, Inc. At March 31, 1997, the value of the securities held by the trust was $73,500.

Under the terms of the trust agreement, the trustee can require this shareholder to add sufficient securities to the trust to maintain an aggregate value $500,000 as of each quarter. In March, 1997, the Company made a demand upon the shareholder to add additional securities to the trust to bring its value to $500,000.

Note 5 - Income Taxes:

At December 31, 1996, IAC's consolidated net operating loss carry forwards (NOL's) amounted to approximately $516,000 for federal tax purposes. These NOLs will expire from 1999 through 2011. For California franchise tax purposes, the NOL is approximately $258,000 and expires in 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


The following discussion relates to the unaudited financial statements for the three month periods ended March 31, 1997 and 1996 which are included in Item 1 above.

Basis of presentation:

The consolidated financial statements as of March 31, 1997 have been prepared on the going concern basis. IAC has reported a loss during the last two years and the quarter ended March 31, 1997. In addition, its current liabilities substantially exceed its available cash. Losses are expected to continue in the foreseeable future.

On March 5, 1997, the Company and Health Professionals Coalition, Inc. signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health & Coalition, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 (20% of its revenue) in 1996. The Cease and Desist Order also requires payment of a $10,000 fine which was recognized as an expense in the quarter ended March 31, 1997.

The Cease and Desist Order provides that IAC and Health can in the future, accept payment of premiums only if first authorized to conduct business in Texas. Such authorization will be dependent upon formation of a risk retention group (RRG), or retention of an insurance broker and insurer licensed in Texas. Pacific Rim is not licensed in Texas. Management was unable to retain a broker licensed in Texas, or an insurer licensed in Texas by April 21, 1997. Retention in the future of some or all of the revenues from Texas based podiatrists is dependent upon formation of an RRG.

In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from sale of a security which will not reoccur in 1997.

The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. The Company entered into a contract in October of 1996 to provide $600,000 but such funding has yet to be received. This agreement, as amended, provides that upon funding by the investor, the Company must pledge 500,000 shares of convertible preferred stock. Such pledged shares can, at the Company's option, either be from those currently outstanding or be newly issued shares. The agreement provides for a success fee of $47,500. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health.

 Liquidity:

During the past 27 months, IAC has used about $120,000 of cash in its operations with the result that cash reserves have declined to about $2,000 at March 31, 1997. As of March 31, 1997, IAC's current liabilities of $$44,632 substantially exceed its cash resources of $2,129. Moreover, payroll tax liabilities of $14,050 which were due in April, 1997 remain unpaid as of May 12, 1997. Penalties and interest will be assessed on these unpaid taxes.

Discussion of quarterly results:

Management fees in the first quarter of 1997 declined $1,600 or 5% from the preceding year. This was due to a decrease in premiums written to the podiatrists group under management.

During the third quarter of 1996, The Board of Directors authorized an increase in the salary of the CEO from $5,000 to $10,000 per month reflecting the increased time required to conduct the company's affairs.

Administrative expenses increased largely as a result of an increase in legal fees of $6,000, accounting fees of $5,000, amortization of Directors' and Officer's liability insurance premiums of $4,300 and the nonrecurring cost of the $10,000 fine imposed by the Texas Insurance Commissioner. The increase in legal fees resulted from discussions with the Texas Insurance Commissioner which led to the Cease and Desist Order (see discussion above).

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
         NA.
Item 2.   Changes in Securities.
         NA.
Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         NA

Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  Exhibit 27.  Financial Data Schedule

         b.  Reports on Form 8-K.
                  No reports have been filed on Form 8-K during this quarter.


/S/   Dr. Michael Wener, President

May 14, 1997