Form 10QSB
period 1997-06-30
IAC INC
filed 1997-10-16
CIK 947431

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                 October 15, 1997


                      For the quarter ended: June 30, 1997

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                    IAC, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (Unaudited)

                                    ASSETS
CURRENT ASSETS
Prepaid expense                                                   6,205
                                                          -----------------
TOTAL CURRENT ASSETS                                              6,205
                                                          -----------------
Organizational costs, net of amortization                         1,789
                                                          -----------------
                                                                  1,789
                                                          -----------------

TOTAL ASSETS                                                     $7,994
                                                          =================


                            LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable (including overdraft)                           $28,830
Other liabilities                                                 25,414
                                                          -----------------
TOTAL CURRENT LIABILITIES                                        $54,244
                                                          -----------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000                           2,500
shares authorized; 630,000 shares outstanding
Capital stock, $.001 par value, 25,000,000                         4,273
shares authorized; 4,272,578 shares outstanding
Additional paid in capital                                       695,126
Accumulated deficit                                             (748,149)
                                                          -----------------
                                                                 (46,250)
                                                          -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY                              $7,994
                                                          =================




See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                   Three Months Ended
                                        June 30, 1997             June 30, 1996
                                        -------------             -------------

REVENUES
    Management fees                        $29,074                   $32,045
    Other income                                 0                     8,462
                                   ------------------    ----------------------
                                           $29,074                   $40,507
                                   ------------------    ----------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits           9,711                    15,635
Promotion and advertising                        0                   118,675
Administrative expenses                     35,523                    69,156
                                   ------------------    ----------------------
                                            45,234                   203,466
                                   ------------------    ----------------------
LOSS FROM OPERATIONS                       (16,160)                 (162,959)
                                   ------------------    ----------------------

INCOME TAXES                                     0                      (800)
                                   ------------------    ----------------------

NET LOSS                                   (16,160)                 (163,759)

Accumulated Deficit-
    beginning of period                   (731,989)                 (283,679)
                                   ------------------    ----------------------

Accumulated Deficit-
    end of period                        ($748,149)                ($447,438)
                                   ==================    ======================

Loss Per Share                              ($0.00)                   ($0.04)
                                   ==================    ======================

 .




See notes to unaudited consolidated financial statements

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                          Six Months Ended
                                        June 30, 1997             June 30, 1996
                                        -------------             -------------

REVENUES
    Management fees                         $57,430                   $62,016
    Other income                                 26                     9,146
                                     ----------------    ----------------------
                                            $57,456                   $71,162
                                     ----------------    ----------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits           43,981                    31,547
Promotion and advertising                     3,224                   186,489
Administrative expenses                      78,222                    82,997
                                       --------------    ----------------------
                                            125,027                   301,033
                                      ---------------    ----------------------
LOSS FROM OPERATIONS                        (67,571)                 (229,871)
                                      ---------------    ----------------------

INCOME TAXES                                   (800)                   (1,600)
                                      ---------------    ----------------------

NET LOSS                                     (68,371)                 (231,471)

DEFICIT-beginning of period                 (679,778)                 (215,967)
                                      ---------------    ----------------------

DEFICIT- end of period                     ($748,149)                ($447,438)
                                      ===============    ======================

Loss Per Share                                ($0.02)                   ($0.06)
                                      ===============    ======================

 .




See notes to unaudited consolidated financial statements

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                  Six Months Ended
                                      June 30, 1997              June 30, 1996
                                     --------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                 ($68,371)                 ($231,471)
Adjustment to reconcile net loss to
net cash provided by (used in)
operating activities:
   Amortization                             8,635                        360
   Increase in receivable from
     related party                                                   (13,834)
   Decrease in refundable payroll taxes                                3,973
   Increase in accounts payable and
     other liabilities                     47,623                      6,310
   Decrease in note receivable from
     related party                                                     3,000
   Issuance of shares of common
     stock for services                                              225,500
                                    -----------------    ----------------------
                                    -----------------    ----------------------
Net Cash Provided by
   Operating Activities                   (12,113)                    (6,162)
                                    -----------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of investment securities                                      10,000
                                    -----------------    ----------------------
Net Cash Used In Investing Activities                                  10,000
                                    -----------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of expenses                                   1,000
                                     ----------------    ----------------------
                                     ----------------    ----------------------
Net Cash Provided By Financing Activities                               1,000
                                     ----------------    ----------------------

Net Increase (Decrease) In Cash            (12,113)                     4,838
Cash At Beginning Of Period                 11,713                     37,967
                                    =================    ======================
Cash (Overdraft) At End Of Period            ($400)                   $42,805
                                    =================    ======================

     Income taxes paid during period                                     $800
                                    =================    ======================



See notes to unaudited consolidated financial statements.

                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE PERIOD ENDED JUNE 30, 1997 AND 1996

Note 1 - Organization, operations and basis of presentation:

Organization:

IAC, Inc.(IAC) is a Nevada corporation engaged in the business of managing a malpractice insurance contract between International Associations' Coalitions', Inc., (Coalitions) a related party, and an insurance company, Pacific Rim Insurance Company, a minority stockholder of IAC. The members of Coalitions' and its successor, Health Professionals Coalition, Inc. (Health), are podiatrists seeking affordable malpractice insurance. Under the management contract, IAC, Inc. is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim.

The term of the insurance contract between Coalitions' and the insurance carriers is one year and is generally renewable if both parties have performed satisfactorily. The management contract with Coalitions' also has a term concurrent with the insurance contract.

Coalitions' is a wholly owned by the Company's Chairman and majority shareholder. In September, 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc. which is also wholly owned by IAC's Chairman .

On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies.

Basis of presentation:

The consolidated financial statements have been prepared on the going concern basis. IAC has reported a loss during the last two years and for the six month period ended June 30, 1997. In addition, its current liabilities substantially exceed its available cash. Losses are expected to continue.

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

                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

Note 1 - Organization, operations and basis of presentation (continued):
     The Cease and Desist Order provides that IAC and Health can in the future, accept payment of premiums only if first authorized to conduct business in Texas. Such authorization will be dependent upon formation of a risk retention group (RRG), or retention of an insurance broker and insurer licensed in Texas. Pacific Rim is not licensed in Texas. Management was unable to retain a broker licensed in Texas, or an insurer licensed in Texas by April 21, 1997. Retention in the future of some or all of the revenues from Texas based podiatrists is dependent upon formation of an RRG. During the quarter ended June 30, 1997, IAC refunded $3,079 of premiums received from podiatrists located in Texas.
     In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from sale of a security, which will not reoccur in 1997.
     The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. The Company entered into a contract in October of 1996 to provide $600,000 but such funding has yet to be received. This agreement, as amended, provides that upon funding by the investor, the Company must pledge 500,000 shares of convertible preferred stock. Such pledged shares can, at the Company's option, either be from those currently outstanding or be newly issued shares. The agreement provides for a success fee of $47,500. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health.

Note 2 - Accounting Policies:
     The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain assets, liabilities, revenue and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ.
     Revenues are recorded by IAC when insurance premiums are collected by Coalitions or by Health. Expenses are recorded on the accrual method of accounting. The carrying value of cash, note receivable, accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments.

Note 3 - Authorized stock:
     The Company's authorized capital consists of 25,000,000 shares of $.001 par value common stock and 5,000,000 shares of no par preferred stock. Each share of preferred stock is entitled to one vote per share and is convertible into 10 shares of common stock; the preferred stock has no dividend rights or preference in liquidation.

Note 4 - Income Taxes:
     At December 31, 1996, IAC's consolidated net operating loss carry forwards (NOL's) amounted to approximately $516,000 for federal tax purposes. These NOLs will expire from 1999 through 2011. For California franchise tax purposes, the NOL is approximately $258,000 and expires in 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


The following discussion relates to the unaudited financial statements for the three month periods ended June 30, 1997 and 1996 which are included in Item 1 above.

Basis of presentation:

The consolidated financial statements as of June 30, 1997 have been prepared on the going concern basis. IAC has reported a loss during the last two years and the quarter ended June 30, 1997. In addition, its current liabilities substantially exceed its available cash. Losses are expected to continue in the foreseeable future.

On March 5, 1997, the Company and Health Professionals Coalition, Inc. signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health & Coalition, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 (20% of its revenue) in 1996. The Cease and Desist Order also requires payment of a $10,000 fine which was recognized as an expense in the quarter ended June 30, 1997.

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

In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from sale of a security, which will not reoccur in 1997.

The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. The Company entered into a contract in October of 1996 to provide $600,000 but such funding has yet to be received. This agreement, as amended, provides that upon funding by the investor, the Company must pledge 500,000 shares of convertible preferred stock. Such pledged shares can, at the Company's option, be either from those currently outstanding or be newly issued shares. The agreement provides for a success fee of $47,500. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health.

 Liquidity:

IAC has used all of its available cash in its operations as of June 30, 1997. As of June 30, 1997, IAC's current liabilities were $54,244. Negotiations with suppliers are ongoing and the company believes it will be able to restructure most of these obligations.



Discussion of quarterly results:

Management fees in the second quarter of 1997 declined $2,971 or 9% from the preceding year. This was due to a decrease in premiums written to the podiatrists group under management, primarily as a result of the loss of the participants in Texas.

Employee compensation decreased $5,924 and administrative expenses decreased $33,623 largely due to lower legal expenses. Promotional expenses declined from the previous year's $118,675 to zero.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
         NA.
Item 2.   Changes in Securities.
         NA.
Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         NA.
Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  NA

         b. Reports on Form 8-K.
                  No reports have been filed on Form 8-K during this quarter.


/S/   Dr. Michael Wener, President

October 15, 1997