Form 10QSB
period 1997-09-30
IAC INC
filed 1997-11-18
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                November 17, 1997


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997


                         Commission file number 0-26322


                                    IAC, Inc.


            Incorporated pursuant to the Laws of the State of Nevada Internal Revenue Service Employer Identification No. 88-0303769

                  714 "C" Street, San Rafael, California 94901

                               Tel: (800) 554-1250



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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under the plan confirmed by the court.
    Yes __X__     No
----


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

                                    IAC, Inc.
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)

                                 ASSETS

CURRENT ASSETS
Cash in bank                                                  $89
Accounts receivable from related party                        811
Prepaid expense                                             2,068
                                                    ----------------
                                                    ----------------
TOTAL CURRENT ASSETS                                        2,968
                                                    ----------------

OTHER ASSETS
Organizational costs, net of amortization                   1,609
                                                    ----------------
                                                            1,609
                                                    ----------------

TOTAL ASSETS                                               $4,577
                                                    ================


                         LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                           $17,984
Accrued liabilities                                              0
                                                    ----------------
TOTAL CURRENT LIABILITIES                                   17,984
                                                    ----------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
  authorized; 630,000 outstanding                            2,500

Capital stock, $.001 par value, 25,000,000 shares            4,273
    authorized; 4,172,578 shares outstanding
Additional paid in capital                                 695,126
Accumulated deficit                                       (715,306)
                                                    ----------------
                                                           (13,407)
                                                    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            $4,577
                                                    ================


See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                  Three Months Ended
                                                    September 30
                                               1997               1996
                                               ----               ----

REVENUES
Management fees                             $30,244            $41,827
Other income                                      0                782
                                        --------------    -------------------
                                             30,244             42,609
                                        --------------    -------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                0             28,496
Promotion and trade shows                         0             68,145
Administrative expenses                      (2,599)            29,213
                                      ---------------------------------------
                                             (2,599)           125,854
                                      ---------------------------------------

Income (Loss) from operations                32,843            (83,245)
                                      ---------------------------------------
Income taxes                                      0                  0
                                      ---------------------------------------
Net income (loss)                            32,843            (83,245)
Accumulated deficit-beginning of period    (748,149)          (447,438)
                                      ---------------------------------------
Accumulated deficit-end of period         ($715,306)         ($530,683)
                                      =======================================

Income (Loss) per share                        $0.01             ($0.02)
                                      =======================================



See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                 Nine Months Ended
                                                  September 30
                                               1997               1996
                                               ----               ----
Management fees                              $87,674           $103,843
Other income                                      26              9,928
                                       ---------------------------------------
                                             $87,700           $113,771
                                       ---------------------------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits            43,581             60,043
Promotion and advertising                      3,224            254,634
Administrative expenses                       75,623            112,210
                                       ---------------------------------------
                                             122,428            426,887
                                       ---------------------------------------
Income (Loss) from operations                (34,728)          (313,116)
                                       ---------------------------------------
Income taxes                                    (800)            (1,600)
                                       ---------------------------------------
Net income (loss)                            (35,528)          (314,716)
Accumulated deficit-beginning of period     (679,778)          (215,967)
                                       ---------------------------------------
Accumulated deficit-end of period          ($715,306)         ($530,683)
                                       =======================================

Income (Loss) per share                       ($0.01)            ($0.08)
                                       =======================================



See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended
                                                        September 30
                                                 1997               1996
                                                 ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      ($35,528)         ($314,716)
Adjustment to reconcile net loss to net cash provided
by (used in) operating activities:
   Amortization                                 12,953                540
   Increase in receivable from related party     (811)               (92)
   Decrease in refundable payroll taxes                             3,973
   Increase in accounts payable and
    other liabilities                           11,762              2,018
   Decrease in receivable from related party     3,433
Issuance of shares of common stock for services                   288,000
                                            ----------------------------------
                                            ----------------------------------
Net Cash Used In Operating Activities         (11,624)           (16,844)
                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investment securities                                   10,000
                                           -----------------------------------
Net Cash Used In Investing Activities                0             10,000
                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of expenses                            1,600
                                          ------------------------------------
Net Cash Provided By Financing Activities            0              1,600
                                          ------------------------------------

Net Increase (Decrease) In Cash                (11,624)            (5,244)
Cash At Beginning Of Period                     11,713             37,967
                                         =====================================
Cash At End Of Period                              $89            $32,723
                                         =====================================

Income taxes paid during period                   $800               $800
                                         =====================================


See notes to unaudited consolidated financial statements

                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Note 1 - Organization, operations and basis of presentation:
Organization:
     IAC, Inc. (IAC) is a Nevada corporation engaged in the business of managing a malpractice insurance contract between International Associations' Coalitions', Inc., (Coalitions) a related party, and an insurance company, Pacific Rim Insurance Company, a minority stockholder of IAC. The members of Coalitions' and its successor, Health Professionals Coalition, Inc. (Health), are podiatrists seeking affordable malpractice insurance. Under the management contract, IAC, Inc. is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim.
     The term of the insurance contract between Coalitions' and the insurance carriers is one year and is generally renewable if both parties have performed satisfactorily. The management contract with Coalitions' also has a term concurrent with the insurance contract.
     Coalitions' is a wholly owned by the Company's Chairman and majority shareholder. In September 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc. which is also wholly owned by IAC's Chairman.
     On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies.

Basis of presentation:
     The consolidated financial statements have been prepared on the going concern basis. IAC has reported a loss during the last two years and for the six month period ended June 30, 1997. In addition, its current liabilities substantially exceed its available cash. Losses are expected to continue.
         On March 5, 1997, the Company and Health Professionals Coalition, Inc. signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health & Coalition, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 (20% of its revenue) in 1996. The Cease and Desist Order also requires payment of a $10,000 fine which was recognized as an expense in the quarter ended March 31, 1997.
         The Cease and Desist Order provides that IAC and Health can in the future, accept payment of premiums only if first authorized to conduct business in Texas. Such authorization will be dependent upon formation of a risk retention group (RRG), or retention of an insurance broker and insurer licensed in Texas. Pacific Rim is not licensed in Texas. Management was unable to retain a broker licensed in Texas, or an insurer licensed in Texas by April 21, 1997. Retention in the future of some or all of the revenues from Texas based podiatrists is dependent upon formation of an RRG. During the quarter ended June 30, 1997, IAC refunded $3,079 of premiums received from podiatrists located in Texas.
         In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from sale of a security, which will not reoccur in 1997.
         The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. The Company entered into a contract in October of 1996 to provide
                                    IAC, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Note 1 (continued):
$600,000 but such funding has yet to be received. This agreement, as amended, provides that upon funding by the investor, the Company must pledge 500,000 shares of convertible preferred stock. Such pledged shares can, at the Company's option, either be from those currently outstanding or be newly issued shares. The agreement provides for a success fee of $47,500. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health.

Note 2 - Accounting Policies:
     The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain assets, liabilities, revenue and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ.
     Revenues are recorded by IAC when insurance premiums are collected by Coalitions or by Health. Expenses are recorded on the accrual method of accounting. The carrying value of cash, note receivable, accounts payable and accrued liabilities are a reasonable estimate of fair value of these financial instruments.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.


The following discussion relates to the unaudited financial statements for the nine-month periods ended September 30, 1997 and 1996, which are included in Item 1 above.

Basis of presentation:

The consolidated financial statements as of September 30, 1997 have been prepared on the going concern basis. IAC has reported a loss during the last two years. In addition, its current liabilities substantially exceed its available cash. In its current configuration, the Company could become current in the next quarter.

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

 Liquidity:

IAC has used virtually all of its available cash in its operations as of September 30, 1997. As of September 30, 1997, IAC's current liabilities were $17,984 versus $54,244 at the end of the June quarter. Negotiations with suppliers are ongoing and the company believes it will be able to restructure most of these obligations.

Discussion of quarterly results:

Management fees in the third quarter of 1997 declined $11,583 or 27.7% from the preceding year. This was due to a decrease in premiums written to the podiatrists group under management, primarily as a result of the loss of the participants in Texas.

Employee compensation decreased $28,496 and administrative expenses decreased $31,812 largely due to lower legal expenses and a small reversal of charges incurred in the second quarter. Promotional expenses declined from the previous year's $68,145 to zero.

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


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IAC, Inc.

By:   /S/ Harry Walsh
Harry Walsh, President

November 17, 1997