Form 10KSB
period 1997-12-31
IAC INC
filed 1998-05-18
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  May 12, 1998


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997



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

        State issuer's revenues for its most recent fiscal year: $92,106


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

 The average bid and asked price at the close of trading on December 31, 1997 was $.02. Aggregate market value of common stock held by non-affiliates on that date was approximately $49,400.



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under the plan confirmed by the court. Yes ____ No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                      4,401,578 shares at December 31, 1997



                       DOCUMENTS INCORPORATED BY REFERENCE

                                  see Item 13.


   Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                                     PART I

Item 1.   Description of Business.

History:
         International Association Services, Limited, a British Virgin Islands corporation, was formed on November 21, 1990, as an association of podiatrists who wanted to meet to discuss and address common concerns and interests. This group of podiatrists, then as now, has had a management agreement with Dr. Michael Wener. In 1991, The Academy of Ambulatory Foot Surgery, Inc. requested Dr. Wener to look into possibilities of obtaining a group medical malpractice insurance policy for members of The Academy and the Association. On April 10, 1992, the company filed a DBA registration in California as International Associations' Coalition, Inc. ("Coalition"). On June 25, 1993, Dr. Wener formed a Nevada corporation, International Associations' Coalition, Inc. and did not renew the BVI registration; the California DBA was therefore terminated. The Nevada corporation continues to operate and provide services to the podiatrists.
         In late 1994, Lease Rite, Inc. a former subsidiary of a SEC registered company, Trvlsys, Inc., formed a wholly owned subsidiary, IAC, Inc., a Nevada corporation, and merged with it. In January 1996, Dr. Wener assigned his management contract with International Associations' Coalition, Inc. to IAC, Inc.
         In December 1997, the Company agreed to the termination of Dr. Wener's employment and to the contract with Health Professionals, the successor company to Coalitions.

Business Plan:
         After an exhaustive attempt to attract capital to finance a RRG for the managed group of podiatrists, the Board has decided to search for another business to acquire.

Item 2.   Description of Property
         The Company has no property.

Item 3.   Legal Proceedings.
         None.

Item 4. Submission of Matters to a Vote of Security Holders There were no matters submitted to security holders.

Item 5.   Market for Common Equity and Related Stockholder Matters.
         The Company's common stock began trading on the OTC Bulletin Board in the last quarter of 1996. Therefore, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There are approximately 300 holders of the common stock. Although there are no restrictions on the issuance of dividends, there have been no dividends issued on the Company's common equity to date.
         Quotations  for the  Company's  common  stock  for 1997 are as follows:

                       Q1               Q2                Q3               Q4
   High               0.47             0.47              0.20             0.12
    Low               0.22             0.10              0.08             0.005

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the audited financial statements for the years ended December 31, 1997 and 1996 which are included in Item 7 below.

Management fees in 1997 declined $31,620 from the preceding year. This was due to a decrease in premiums written to the podiatry group under management, the result of a decrease in insurance premiums due to competitive pressures from other insurance carriers, as well as a decrease in the number of podiatrists in the group.

During 1997, IAC entered into various agreements to provide certain consulting services. IAC issued 129,000 shares in connection with these agreements. These services were valued at $.03 per share and were recognized as expense in 1997. (See Note 4 to the consolidated financial statements.)

Administrative expenses decreased due to lower activity associated with the management contract and reduced payroll expenses.

Liquidity: During the past several years, IAC has used all it's of cash in its operations with the result that the company had no cash at December 31, 1997.

The Company has been seeking funding for the initial capitalization of a Risk Retention Group (RRG) for podiatrists. Without a RRG, IAC is unable to substantially expand its marketing efforts to podiatrists around the country and reduce its dependence upon the limited number of members of Health. At its December 1, 1997 meeting, the Board of Directors decided to cease the search for capital and to terminate the management contract with Health. It was further decided that the company would seek an acquisition.

Item 7.   Financial Statements




April 15, 1998


To the Board of Directors of IAC, Inc.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IAC, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses during the past two years, has both a stockholders' and a working capital deficit, and has terminated its management contract with Health Professionals Coalitions, Inc. effective December 31, 1997. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Odenberg, Ullakko, Muranishi & Co.

                                    IAC, Inc.
                           Consolidated Balance Sheet


                                                        December 31
                                                   1997               1996
                                              --------------------------------
                           ASSETS
CURRENT ASSETS
Cash in bank                                                    $   11,713
Prepaid expense                                                     14,480
                                              --------------------------------
TOTAL CURRENT ASSETS                                                26,193
                                              --------------------------------

OTHER ASSETS
Investment in equity security
Organizational costs, net of amortization     $   1,429              2,149
                                              -------------- -----------------

TOTAL ASSETS                                  $   1,429          $  28,342
                                              ================================


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                               $  4,182         $    6,222
                                              --------------------------------
                                                  4,182              6,222
                                              --------------------------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares
    authorized; 630,000 shares outstanding        2,500              2,500
Capital stock, $.001 par value, 25,000,000 shares
    authorized; 4,401,578 and 4,272,578
    shares outstanding respectively               4,402              4,273
Additional paid in capital                      699,027            695,125
Accumulated deficit                            (708,682)          (679,778)
                                              --------------------------------
                                                 (2,753)            22,120
                                              --------------------------------

                                                 $1,429            $28,342
                                              ================================

                            See  accompanying  notes to  consolidated  financial
statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT


                                                   Year Ended December 31
                                                  1997               1996

REVENUES
Management Fees                               $   90,230          $ 135,346
Other income                                       1,876             21,994
                                              --------------------------------
                                                  92,106            157,340
                                              --------------------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                41,383             94,036
Promotion and trade shows                          7,255            363,417
Administrative expenses                           71,572            162,098
                                              --------------------------------
                                                 120,210            619,551
                                              --------------------------------
                                              --------------------------------
LOSS FROM OPERATIONS                             (28,104)          (462,211)
                                              --------------------------------

INCOME TAXES                                        (800)            (1,600)
                                              --------------------------------

NET LOSS                                         (28,904)          (463,811)

DEFICIT-beginning of period                     (679,778)          (215,967)
                                              --------------------------------

DEFICIT- end of period                         $ (708,682)        $ (679,778)
                                              ================================

Loss Per Share                                $   (0.01)       $       (0.11)

Weighted average number of
common shares outstanding                        4,337,078         4,039,912
                                             =================================


                            See  accompanying  notes to  consolidated  financial
statements.

                                    IAC, Inc.
                             STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1996 and 1997



                            Preferred Stock            Capital Stock

                                                                                 Paid-in     Accumulated
                            Shares        Amount       Shares       Amount       Capital       Deficit        Total


Balances at
   December 31, 1995       630,000      $  2,500     3,693,578       $ 3,694      $283,604   ($ 215,967)    $ 73,831
Sale of common stock
                                                                                                 1,600         1,600
Stock issued for
services:
   Legal fees .......       20,000            20         7,980         8,000
   Corporate
     communications .      305,000           305       304,695       305,000
   Insurance coverage      200,000           200        47,300        47,500
   Consulting .......       50,000            50        49,950        50,000
Other stock issued ..        4,000             4            (4)
Net loss for year ...     (463,811)     (463,811)
                                                                                                              --------
Balances at
   December 31, 1996       630,000         2,500     4,272,578         4,273        695,125     (679,778)       22,120

Stock issued for
services
   Corporate
     Communications .      129,000           129         3,902         4,031

Net loss for year ...      (28,904)      (28,904)
                                                                                                               -------

Balances at
December 31, 1997 ...      630,000    $    2,500     4,401,578    $    4,402       $ 699,027   $ (708,682)   $  (2,753)
                                                                                                               ========


                            See  accompanying  notes to  consolidated  financial
statements.

                                    IAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                   Year Ended December 31

                                                   1997               1996
                                                   ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      $  (28,904)         $(463,811)
Adjustment to reconcile net loss to net cash (used  in)
operating activities:
   Decrease in receivable from related party      22,809
   Decrease in refundable payroll taxes                               3,973
   Decrease in accounts payable and other
     liabilities                                  (2,040)             2,435
   Decrease (increase) in prepaid expenses         14,480            (14,480)
   Common stock issued for services                 4,031            410,500
   Amortization                                       720                720
                                           -----------------------------------
Net Cash Used In Operating Activities             (11,713)           (37,854)
                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of (investment in) equity securities                          10,000
                                           -----------------------------------
Net Cash Provided for (Used In) Investing Activities                  10,000
                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, net of expenses                               1,600
                                          ------------------------------------
Net Cash Provided By Financing Activities                              1,600
                                          ------------------------------------

Net (Decrease) In Cash                            (11,713)           (26,254)
                                          ------------------------------------

Cash At Beginning Of Period                        11,713             37,967
                                          ------------------------------------

Cash At End Of Period                       $           -         $   11,713
                                          ====================================

Cash paid during the year for:
   Interest                                   $          -         $    6,741
                                          ====================================
   Taxes                                      $          -         $    1,600
                                          ====================================

                               See accompanying notes to consolidated  financial
statements.

                                    IAC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


Note 1 - Organization, operations and summary of significant accounting policies:

Organization:
  IAC, Inc. ("IAC") is a Nevada corporation engaged in the business of managing a malpractice insurance contract between International Associations' Coalition, Inc. ("Coalitions"), a related party, and an unrelated insurance company, United International, Inc. ("United"). Effective October 1, 1996, the insurance contract was assumed by Pacific Rim Insurance Company ("Pacific Rim"), a minority stockholder of IAC. The members of Coalitions and its successor, Health Professionals Coalitions, Inc. ("Health") are podiatrists seeking affordable malpractice insurance. Under the management contract, IAC is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim each month.

         The term of the insurance contract between the Coalitions/Health and the insurance carriers is one year and is generally renewable if both parties have performed satisfactorily. The management contract between IAC and Coalition also has a term concurrent with the insurance contract. The management contract between IAC and Coalitions/Health was terminated effective December 31, 1997.

         Coalitions was wholly owned by IAC's Chairman and majority shareholder. In September 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc., which is also wholly owned by IAC's majority shareholder.

         On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies. Mt Tam Re, Inc. was dissolved in 1997 (see Note 5).

Basis of Presentation

         The consolidated financial statements have been prepared on the going concern basis. IAC has reported a net loss during the past two years. IAC has a $4,182 working capital deficit and stockholders' deficit of $2,753, and has effectively ceased operations as a result of terminating its management contract with Health Professionals, Inc.
("Health").

         In addition, pursuant to a Cease and Desist Order issued by the Texas Insurance Commissioner effective April 21, 1997, IAC and Health could not provide insurance for podiatrists residing in Texas, since Pacific Rim is not licensed in Texas and was ordered to pay a $10,000 fine. The Order provided that IAC could in the future accept payment of premiums if they became authorized to conduct business in Texas by either forming a risk retention group or retaining an insurance broker and insurer licensed in Texas. Management was unable either to form a risk retention group or retain an insurer licensed in Texas. In 1996, Health and Coalitions' in the aggregate collected insurance premiums of $95,000 from podiatrists in Texas, which resulted in IAC receiving management fees of approximately $26,000 in 1996.

         In 1996, the Company received revenues of approximately $19,000 from Mt. Tam Re reinsurance premiums and a gain from the sale of a security. Mt Tam Re, Inc. was dissolved in 1997.

         The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management is planning to refocus the business as a result of terminating its agreement with Health Professionals, Inc. and is searching for an acquisition candidate.

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

Note 3 - Issuance and sales of stock:

         On November 8, 1994, the Company initiated a private placement of common stock at a price of $1 per share. During the years ended December 31, 1995 and 1996, proceeds of $66,999 and $1,600 respectively were received from the sale of stock. The proceeds in 1995 included the sale of 28,500 shares of common stock at $1 per share to the IAC Risk Retention Group, Inc.

         In  March  1995,  the  issuance  of  420,000   preferred  shares  to  a
shareholder in 1994 was rescinded and the balances in the stockholders' equity have been appropriately adjusted.

         Each share of preferred stock is entitled to one vote per share and is convertible into 10 shares of common stock; the preferred stock has neither dividend rights nor preference in liquidation.

         On January 2, 1996, IAC entered into a one year consulting contract with North American Corporate Consultants (NACC). As consideration, NACC was issued 250,000 shares of IAC's free trading common stock at a fair market value of $1 per share. The $250,000 cost of this contract was recognized ratably throughout 1996.

         Other consultants were also issued an aggregate of 55,000 shares of free trading stock for their services. These services were valued at $1 per share and recognized as expense during 1996.

         In May 1996, the Company issued 100,000 restricted shares to Pacific Rim in exchange for Pacific Rim providing retroactive insurance coverage for members of Coalitions'. Such restricted shares were valued at $.375 per share and were recorded as expense during 1996. Note 3 (continued):

         In November 1996, the Company's board of directors authorized the issuance of an additional 100,000 restricted shares to Pacific Rim as additional consideration for Pacific Rim providing insurance coverage for certain insurance claims. Such restricted shares were valued at $.10 per share and were recorded as expense during 1996.

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

         During 1997, IAC entered into various agreements to provide certain consulting services. IAC issued 129,000 shares in connection with these agreements. These services were valued at $.03 per share and were recognized as expense in 1997.

Note 4 - Mt. Tam Re Trust:

         In December 1995, a shareholder of IAC deposited common stock of an OTC Bulletin Board company in a trust account, which is held by a domestic stock brokerage firm. These securities are to serve as additional capital, for reinsurance underwriting purposes, for Mt. Tam Re, Inc. At December 31, 1996, the value of the securities held by the trust was $73,500. Under the terms of the trust agreement, the trustee can require this shareholder to add sufficient securities to the trust to maintain an aggregate value of $500,000 as of each quarter. In March of 1997, the Company made a demand upon the stockholder to add additional securities to the trust to bring its value to $500,000. During 1996, the shareholder received compensation of $6,250 under this trust agreement. Until the trust account is supplemented with additional capital, Mt. Tam is not able to underwrite reinsurance contracts.

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

         During 1997, the Mt Tam Re trust account was closed and Mt. Tam Re, Inc. was dissolved.

Note 5 - Income taxes:

         At December 31, 1997, a valuation allowance of approximately $110,000 was provided for deferred tax assets relating primarily to the future tax benefit of IAC's net operating loss carryforwards. As a result, the future tax benefit of IAC's net operating losses has not been recognized in the accompanying financial statements.

         At December 31, 1997, IAC's consolidated net operating loss carry forwards (NOL's) amounted to approximately $545,000 for federal tax purposes. These NOL's will expire from 1999 through 2012. For California franchise tax purposes, the NOL is approximately $287,000 and expires in 2002. Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         There were no disagreements with accountants.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                Age  Position, Office       Term                 Served
----                ---  ----------------       ----                 ------
Jeffrey E. Ferries  52   Director, President    Until replaced       1997

         There are no other significant employees. There are no family relationships between the above listed persons, nor is there any involvement in certain legal proceedings. None of the above serve as directors in any other reporting companies.

Jeffrey E. Ferries, CPA
         Mr. Ferries has held a number of positions as CFO, Controller, and Officer and Director in a variety of companies in a variety of industries. He currently serves as CFO for with a private company resolving the Year 2000 computer problem.


Item 10.    Executive Compensation.
         The sole officer who received a salary was the former President, Dr. Michael Wener, who received $41,383 in the year ended December 31, 1997. There are no other compensation or bonus plans.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
         The following table sets forth security ownership as known to the Company as of December 31, 1997.

    (1)                (2)                      (3)                    (4)
Title of Class   Name & Address of       Amount & Nature of    Percent of Class
(a) (b) (c)      Beneficial Owner        Beneficial Owner

Common Stock      Dr. Michael Wener          2,100,450                47.8%
                  206 Ridgewood
                  San Rafael, CA  94901

                  Richard W. Lahey             737,426                16.8%
                  130 McAllister Avenue
                  Kentfield, CA 94904

Preferred Stock   Dr. Michael Wener            587,500                93.3%
                  206 Ridgewood
                  San Rafael, CA  94901
                  Jon S. Heim                   42,500                 6.8%
                  1610 Tiburon Blvd
                  Tiburon, CA  94920

(a) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(b) Total number of common shares outstanding is 4,401,578 at December 31, 1997.
(c) Total number of preferred shares outstanding is 630,000. Each preferred share is entitled to one vote and is convertible into ten shares of common stock.

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

         The above documents are hereby incorporated by reference to Amendment #3 of the Company's Form 10-SB filed November 2, 1996.

         Exhibit 27.  Financial Data Schedule

(b) There were no Form 8-K's filed.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IAC, Inc.
(Registrant)

By:      /s/ Jeffrey E. Ferries
         Jeffrey E. Ferries, President


Date:    May 12, 1998




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By:      /s/ Jeffrey E. Ferries
                                                Jeffrey E. Ferries, President

                                       Date:    May 12, 1998