Form 10QSB
period 1998-03-31
IAC INC
filed 1998-05-20
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                  May 14, 1998


                      For the quarter ended: March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,401,578 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ___     No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                    IAC, Inc.
                                  BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)

                                    ASSETS
CURRENT ASSETS
Cash in bank
Prepaid expense                                      --------------------
TOTAL CURRENT ASSETS                                 --------------------

OTHER ASSETS
Organizational costs, net of amortization              $         1,429
                                                     --------------------
                                                                 1,429
                                                     --------------------

TOTAL ASSETS                                           $         1,429
                                                     ====================


                            LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                        $        4,982
                                                     --------------------
TOTAL CURRENT LIABILITIES                               $        4,982
                                                     --------------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000                         2,500
shares authorized; 630,000 outstanding
Capital stock, $.001 par value, 25,000,000                       4,402
shares authorized; 4,401,578 shares outstanding
Additional paid in capital                                     699,027
Accumulated deficit                                           (709,482)
                                                     --------------------
                                                                (3,553)
                                                     --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                    $        1,429
                                                     ====================




See notes to unaudited financial statements.

                                    IAC, INC.
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                             Three Months Ended
                                  March 31, 1998            March 31, 1997
                                  --------------            --------------

REVENUES
    Management fees                                            $28,356
    Other income                                                    26
                                ------------------    ----------------------
                                                               $28,382
                               -------------------    ----------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                              33,870
Promotion and advertising                                        3,224
Administrative expenses                                         42,699
                             ----------------------    ----------------------
                                                                79,793
                             ----------------------    ----------------------
LOSS FROM OPERATIONS                                           (51,411)
                              ---------------------    ----------------------

INCOME TAXES                            (800)                     (800)
                             ----------------------    ----------------------

NET LOSS                                (800)                  (52,211)

DEFICIT-beginning of period         (731,989)                 (679,778)
                             ----------------------    ----------------------

DEFICIT- end of period          $   (732,789)             $   (731,989)
                             ======================    ======================

Loss Per Share                         $ 0.0                   $ (0.01)
                             ======================    ======================

 .




See notes to unaudited financial statements

                                    IAC, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended
                                            March 31, 1998       March 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              ($52,211)
Adjustment to reconcile net loss to net cash provided
by (used in) operating activities:
   Amortization                                                          4,317
   Increase in receivable from related party
   Decrease in refundable payroll taxes
   Increase in accounts payable and other liabilities                   38,310
                                                         ----------------------
Net Cash Used In Operating Activities                                   (9,584)
                                                         ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                         ----------------------
Net Cash Used In Investing Activities                                        0
                                                         ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of expenses                                        0
                                                         ----------------------
                                                         ----------------------
Net Cash Provided By Financing Activities                                    0
                                                         ----------------------

Net Increase (Decrease) In Cash                                         (9,584)
Cash At Beginning Of Period                  $      0                   11,713
                                                         ======================
Cash At End Of Period                        $      0                   $2,129
                                       ===============   =====================




See notes to unaudited financial statements.

                                    IAC, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997

Note 1 - Organization, operations and summary of significant accounting policies:

Organization:
         IAC, Inc. ("IAC") is a Nevada corporation engaged in the business of managing a malpractice insurance contract between International Associations' Coalition, Inc. ("Coalitions"), a related party, and an unrelated insurance company, United International, Inc. ("United"). Effective October 1, 1996, the insurance contract was assumed by Pacific Rim Insurance Company ("Pacific Rim"), a minority stockholder of IAC. The members of Coalitions and its successor, Health Professionals Coalitions, Inc. ("Health") are podiatrists seeking affordable malpractice insurance. Under the management contract, IAC is entitled to receive 27.5% of the premiums paid by the podiatrists to United and Pacific Rim each month.
         The term of the insurance contract between the Coalitions/Health and the insurance carriers is one year and is generally renewable if both parties have performed satisfactorily. The management contract between IAC and Coalition also has a term concurrent with the insurance contract. The management contract between IAC and Coalitions/Health was terminated effective December 31, 1997.
         Coalitions was wholly owned by IAC's Chairman and majority shareholder. In September 1996, the business of Coalitions' was transferred to a newly created company, Health Professionals Coalition, Inc., which is also wholly owned by IAC's majority shareholder.
         On December 8, 1995, IAC formed a subsidiary, Mt. Tam Re, Inc. in Nevis (in the West Indies) with initial capital of $25,000. Mt. Tam Re was formed to provide reinsurance coverage for other insurance companies. Mt Tam Re, Inc. was dissolved in 1997.

Basis of Presentation
         The consolidated financial statements have been prepared on the going concern basis. IAC has reported a net loss during the past two years. IAC has a $4,182 working capital deficit and stockholders' deficit of $2,753, and has effectively ceased operations as a result of terminating its management contract with Health Professionals, Inc.
effective December 31, 1997.
         In addition, pursuant to a Cease and Desist Order issued by the Texas Insurance Commissioner effective April 21, 1997, IAC and Health could not provide insurance for podiatrists residing in Texas, since Pacific Rim is not licensed in Texas and was ordered to pay a $10,000 fine. The Order provided that IAC could in the future accept payment of premiums if they became authorized to conduct business in Texas by either forming a risk retention group or retaining an insurance broker and insurer licensed in Texas. Management was unable either to form a risk retention group or retain an insurer licensed in Texas.
         The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management is planning to refocus the business as a result of terminating its agreement with Health Professionals, Inc. and is searching for an acquisition candidate.







                                    IAC, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997

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

Note 3 - Preferred stock:
         Each share of preferred stock is entitled to one vote per share and is convertible into 10 shares of common stock; the preferred stock has neither dividend rights nor preference in liquidation.

Note 4 - Income taxes:
         At December 31, 1997, a valuation allowance of approximately $110,000 was provided for deferred tax assets relating primarily to the future tax benefit of IAC's net operating loss carryforwards. As a result, the future tax benefit of IAC's net operating losses has not been recognized in the accompanying financial statements.
         At December 31, 1997, IAC's consolidated net operating loss carry forwards (NOL's) amounted to approximately $545,000 for federal tax purposes. These NOL's will expire from 1999 through 2012. For California franchise tax purposes, the NOL is approximately $287,000 and expires in 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
         The following discussion relates to the unaudited financial statements for the three month periods ended March 31, 1998 and 1997 which are included in
Item 1 above.

Basis of presentation:
         The consolidated financial statements as of March 31, 1998 have been prepared on the going concern basis. IAC has reported a loss during the last two years and the quarter ended March 31, 1998. In addition, its current liabilities substantially exceed its available cash. The Company currently has no operating business and is searching for an appropriate acquisition.
         On March 5, 1997, the Company and Health Professionals Coalition, Inc. signed a Consent Cease and Desist Order (Cease and Desist Order) issued by the Texas Insurance Commissioner that insurance coverage for podiatrists resident in Texas must be terminated effective April 21, 1997. In 1996, Health & Coalition, in the aggregate, collected insurance premiums of $95,000 from podiatrists residing in Texas. IAC received related management fees of approximately $26,000 (20% of its revenue) in 1996. The Cease and Desist Order also requires payment of a $10,000 fine which was recognized as an expense in the quarter ended March 31, 1997.

 Liquidity:
         IAC has used all of its cash in its operations with the result that cash reserves were depleted at December 31, 1997. As of March 31, 1998, IAC's current liabilities of $4,982 substantially exceed its cash resources.

Discussion of quarterly results:
         The Company ceased operations effective December 31, 1997.


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

/S/   Jeffrey E. Ferries, President

May 14, 1998