Form 10QSB
period 1998-06-30
IAC INC
filed 1998-08-17
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                 August 14, 1998


                      For the quarter ended: June 30, 1998

                         Commission file number: 0-26322


                                    IAC, Inc.


                              a Nevada corporation
                              IRS Number 88-0303769


              One Larkspur Plaza Drive, Larkspur, California 94939

                                                      (415) 459-7600






Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __





                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,172,895 shares.

Transitional Small Business Disclosure Format (Check one):    Yes ___    No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                                    IAC, Inc.
                                  BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)

                                    ASSETS
CURRENT ASSETS
Prepaid expense
                                                   --------------------
TOTAL CURRENT ASSETS
                                                   --------------------

OTHER ASSETS
Organizational costs, net of amortization                        1,429
                                                   --------------------
                                                                 1,429
                                                   --------------------

TOTAL ASSETS                                                    $1,429
                                                   ====================


                            LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable (including overdraft)                          $4,982
Other liabilities
                                                   --------------------
TOTAL CURRENT LIABILITIES                                       $4,982
                                                   --------------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000                         2,500
shares authorized; 630,000 shares outstanding
Capital stock, $.001 par value, 25,000,000                       1,173
shares authorized; 1,172,895 shares outstanding
Additional paid in capital                                     702,545
Accumulated deficit                                           (709,482)
                                                   --------------------
                                                                (3,553)
                                                   --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,429
                                                   ====================




See notes to unaudited consolidated financial statements.

                                    IAC, INC.
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                    Three Months Ended
                                        June 30, 1998             June 30, 1997
                                        -------------             -------------

REVENUES
    Management fees                                                     $29,074
    Other income                                                              0
                                   -------------------    ----------------------
                                                                        $29,074
                                   -------------------    ----------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                                        9,711
Promotion and advertising                                                     0
Administrative expenses                                                  35,523
                                   -------------------    ----------------------
                                                                         45,234
                                   -------------------    ----------------------
LOSS FROM OPERATIONS                                                    (16,160)
                                   -------------------    ----------------------

INCOME TAXES                                                                  0
                                    ------------------    ----------------------

NET LOSS                                                                (16,160)

Accumulated Deficit-
beginning of period                          (709,482)                 (731,989)
                                   -------------------    ----------------------

Accumulated Deficit- end of period           (709,482)                ($748,149)
                                    ==================    ======================

Loss Per Share                                $  0.0                     ($0.00)
                                   ===================    ======================

 .




See notes to unaudited consolidated financial statements

                                    IAC, INC.
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                   Six Months Ended
                                        June 30, 1998             June 30, 1997
                                        -------------             -------------

REVENUES
    Management fees                                                     $57,430
    Other income                                                             26
                                    ------------------    ----------------------
                                                                        $57,456
                                    ------------------    ----------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                                       43,981
Promotion and advertising                                                 3,224
Administrative expenses                                                  78,222
                                    ------------------    ----------------------
                                                                        125,027
                                    ------------------    ----------------------
LOSS FROM OPERATIONS                                                    (67,571)
                                    ------------------    ----------------------

INCOME TAXES                                     (800)                     (800)
                                   -------------------    ----------------------

NET LOSS                                                                (68,371)

DEFICIT-beginning of period                  (708,682)                 (679,778)
                                  --------------------    ----------------------

DEFICIT- end of period                    $  (709,482)              $  (748,149)
                                 =====================    ======================

Loss Per Share                                $  0.0                   $  (0.02)
                                 =====================    ======================

 .




See notes to unaudited consolidated financial statements

                                    IAC, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended
                                              June 30, 1998       June 30, 1997
                                              ------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                               ($68,371)
Adjustment to reconcile net loss to net cash provided
by (used in) operating activities:
   Amortization                                                           8,635
   Increase in receivable from related party
   Decrease in refundable payroll taxes
   Increase in accounts payable and other liabilities                    47,623
   Decrease in note receivable from related party
   Issuance of shares of common stock for services
                                              -------------       --------------
                                              -------------       --------------
Net Cash Provided by Operating Activities                               (12,113)
                                              -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of investment securities
                                              -------------       --------------
Net Cash Used In Investing Activities
                                              -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of expenses
                                              -------------       --------------
                                              -------------       --------------
Net Cash Provided By Financing Activities
                                              -------------       --------------

Net Increase (Decrease) In Cash                                         (12,113)
Cash At Beginning Of Period                                              11,713
                                              =============       ==============
Cash (Overdraft) At End Of Period                                         ($400)
                                              =============       ==============

            Income taxes paid during period
                                              =============       ==============



See notes to unaudited consolidated financial statements.

                                    IAC, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997

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

                                    IAC, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997

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







                                    IAC, INC
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997

Note 2 - Summary of significant accounting policies:
         The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from the estimated amounts.
         Revenues are recorded by IAC when collected. Expenses are recorded on the accrual basis of accounting.
         The carrying value of cash, marketable equity securities, note receivable, accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments.

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


Note 5 - Subsequent Event:
         On July 23, 1998 IAC signed an acquisition agreement with Integrated Masonry Systems International, Ltd. (IMSI). IMSI holds the domestic and international patents and rights to make and distribute its insulated building block and has signed contracts with several foreign governments to supply block to joint venture construction projects in those countries. The first of these projects is scheduled to begin in 60 days. The company currently has assets of approximately $8.5 million.
         As part of the acquisition agreement, IAC, Inc. will reverse split its stock on a 4:1 ratio and then issue new common stock in exchange for IMSI's 15.3 million shares. The reverse split will be effective August 14, 1998.
         Closing will occur as soon as a minimum of 60% of IMSI's shares has been tendered.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

         The following discussion relates to the unaudited financial statements for the three month periods ended June 30, 1998 and 1997 which are included in
Item 1 above.

Basis of presentation:
         The consolidated financial statements as of June 30, 1998 have been prepared on the going concern basis. IAC has reported a loss during the last two years. In addition, its current liabilities substantially exceed its available cash. The Company currently has no operating business and is searching for an appropriate acquisition.

 Liquidity:
         IAC has used all of its cash in its operations with the result that cash reserves were depleted at December 31, 1997. As of June 30, 1998, IAC's current liabilities of $4,982 exceed its cash resources.

Discussion of quarterly results:
         The Company ceased operations effective December 31, 1997.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
         NA.
Item 2.   Changes in Securities.
         The Company's common stock was reverse split on a 4 for 1 basis, effective August 14, 1998.
Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         NA.
Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  NA

         b. Reports on Form 8-K.
                  No reports have been filed on Form 8-K during this quarter.


/S/   Jeffrey E. Ferries, President

August 14, 1998