Form 10QSB/A
period 1998-06-30
IAC INC
filed 1998-10-21
CIK 947431

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


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
         NA.
Item 2.   Changes in Securities.
         The Company's common stock was reverse split on a 4 for 1 basis, effective August 14, 1998.
Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         NA.
Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  Exhibit 27

         b. Reports on Form 8-K.
                  No reports have been filed on Form 8-K during this quarter.


/S/   Jeffrey E. Ferries, President

August 14, 1998