Form 10QSB
period 1998-09-30
IAC INC
filed 1998-11-13
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                November 13, 1998



 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended: September 30, 1998


                         Commission file number 0-26322


                        Eagle Capital International, Ltd.
                              (Formerly IAC, Inc.)


            Incorporated pursuant to the Laws of the State of Nevada Internal Revenue Service Employer Identification No. 88-0303769

                              2916 Brookburn Drive
                            Salt Lake City, UT 89104
                                 (801) 272-9119


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                1,997,918 shares.

   Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                        Eagle Capital International, Ltd.
                              (Formerly IAC, Inc.)
                                  BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)

                                  ASSETS

CURRENT ASSETS
Cash in bank


                                                         -----------------
                                                         -----------------
TOTAL CURRENT ASSETS
                                                         -----------------

OTHER ASSETS
Organizational costs, net of amortization
                                                         -----------------

                                                         -----------------

TOTAL ASSETS
                                                         =================


                          LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                             $      2,800
Other liabilities                                                   7,852
                                                          -----------------
TOTAL CURRENT LIABILITIES                                     $    10,652
                                                          -----------------


STOCKHOLDERS' EQUITY
Preferred stock, no par value, 5,000,000 shares authorized;         2,500
    300,000 outstanding
Capital stock, $.001 par value, 75,000,000 shares                   1,997
    authorized; 1,997,918 shares outstanding
Additional paid in capital                                        754,986
Accumulated deficit                                              (748,831)
                                                            ---------------
                                                              $   (10,652)
                                                           ----------------

total liabilities and stockholders' equity

                                                           =================

See notes to unaudited financial statements.

                        Eagle Capital International, Ltd.
                              (Formerly IAC, Inc.)
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30
                                                   1998                 1997

REVENUES
Management fees                                                      $  30,244
Other income                                                                 0
                                                            --------------------
                                                                     $  30,244

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits
Promotion and trade shows
Administrative expenses                        $  (39,349)              (2,599)
                                       -------------------- --------------------

INCOME (LOSS) FROM OPERATIONS                     (39,349)              32,843
                                       -------------------- --------------------

INCOME TAXES                                            0                    0
                                       -------------------- --------------------

NET INCOME (LOSS)                                 (39,349)              32,843

Accumulated deficit-beginning of period          (709,482)            (748,149)
                                       -------------------- --------------------

Accumulated deficit-end of period              $ (748,831)          $ (715,306)
                                       ==================== ====================

Income (Loss) per share                         $    (0.02)           $    0.01



See notes to unaudited financial statements.

                        Eagle Capital International, Ltd.
                              (Formerly IAC, Inc.)
                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                    1998               1997

REVENUES
Management fees                                                     $  87,674
Other income                                                               26
                                         ---------------------------------------
                                                                       87,700
                                         ---------------------------------------

OPERATING AND GENERAL EXPENSES
Compensation and employee benefits                                     43,581
Promotion and advertising                                               3,224
Administrative expenses                          $  39,349             75,623
                                         ---------------------------------------
                                                    39,349            122,428
                                         ---------------------------------------

LOSS FROM OPERATIONS                               (39,349)           (34,728)
                                         ---------------------------------------

                                         ---------------------------------------
INCOME TAXES                                          (800)              (800)
                                         ---------------------------------------

NET INCOME (LOSS)                                  (40,149)           (35,528)
Accumulated deficit-beginning of period           (708,682)          (679,778)
                                         ---------------------------------------
Accumulated deficit-end of period               $ (748,831)        $ (715,306)
                                         =======================================

Income (Loss) per share                          $   (0.02)         $   (0.01)
                                         =======================================



See notes to unaudited financial statements.

                        Eagle Capital International, Ltd.
                              (Formerly IAC, Inc.)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                              September 30
                                                       1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                          $  (40,149)        $  (35,528)
Adjustment to reconcile net loss to net cash provided
by (used in) operating activities:
   Amortization                                        1,429             12,953
   Increase in receivable from related party                               (811)
   Decrease in refundable payroll taxes
   Increase in accounts payable and other liabilities (1,382)            11,762
   Decrease in receivable from related party
Issuance of shares of common stock for services       32,250
                                                --------------------------------
                                                --------------------------------
Net Cash Used In Operating Activities                 (7,852)           (11,624)
                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of investment securities
                                                --------------------------------
Net Cash Used In Investing Activities                      0                  0
                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan                                                7,852
                                                --------------------------------
Net Cash Provided By Financing Activities              7,852                  0
                                                --------------------------------

Net Increase (Decrease) In Cash                            0            (11,624)
Cash At Beginning Of Period                                              11,713
                                                ================================
Cash At End Of Period                             $        0        $        89
                                                ================================

Income taxes paid during period                                       $     800
                                                ================================


See notes to unaudited financial statements.

                        Eagle Capital International, Ltd.
                              (Formerly IAC, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Note 1 - Organization, operations and summary of significant accounting policies:

Organization:
         Eagle Capital International, Ltd. ("Eagle")(formerly IAC, Inc.)is a Nevada corporation that has changed its name effective November 5, 1998. Corporate offices have been moved to Salt Lake City, Utah.
         The Company agreed to acquire the assets of IMSI Cap Fund, Inc. These assets consist primarily of agreements with Integrated Masonry Systems International, Inc. ("IMSI") to supply, on a first right of refusal basis, capital equipment to IMSI for its joint ventures worldwide. IMSI holds international patents for a unique block construction system and has contracts with a variety of foreign governments to supply block to their development projects. Additionally, IAC will have the right to employ IMSI's products to supply block to its own development projects. The original agreement to acquire IMSI was revoked in favor of this acquisition. IAC will issue 1,656,000 shares of its Series A Preferred Stock, valued at $414,000 to acquire these assets.

Basis of Presentation
         The consolidated financial statements have been prepared on the going concern basis. IAC has reported a net loss during the past two years.
         Effective August 14, 1998 the Company reverse split its common stock on a 4 to 1 basis.
         Effective August 31, 1998 Douglas A. Dent was elected to the Board of Directors and became its Chairman and the President of the Company.


Note 2 - Summary of significant accounting policies:
         The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from the estimated amounts.
         Revenues are recorded when collected.
         Expenses are recorded on the accrual basis of accounting.
         The carrying value of cash, marketable equity securities, note receivable, accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments.

Note 3 - Preferred stock:
         Each share of preferred stock is entitled to one vote per share and is convertible into 2.5 shares of common stock; the preferred stock is entitled to 20% of the Company's after-tax profits and has no preference in liquidation.

Note 4 - Income taxes:
         At December 31, 1997, a valuation allowance of approximately $110,000 was provided for deferred tax assets relating primarily to the future tax benefit of Eagle's net operating loss carryforwards. As a result, the future tax benefit of Eagle's net operating losses has not been recognized in the accompanying financial statements.
         At December 31, 1997, Eagle's consolidated net operating loss carry forwards (NOL's) amounted to approximately $545,000 for federal tax purposes. These NOL's will expire from 1999 through 2012. For California franchise tax purposes, the NOL is approximately $287,000 and expires in 2002.


Note 5 - Subsequent Events:
                  Effective November 5, 1998 the Company changed its name to Eagle Capital International, Ltd.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

         The following discussion relates to the unaudited financial statements for the three-month periods ended September 30, 1998 and 1997, which are included in Item 1 above.

Basis of presentation:
         The financial statements as of September 30, 1998 have been prepared on the going concern basis. Eagle has reported a loss during the last two years. In addition, its current liabilities substantially exceed its available cash. The Company is completing its acquisition of the assets of IMSI Cap Fund, Inc.

 Liquidity:
         Eagle has used all of its cash in its operations with the result that cash reserves were depleted at December 31, 1997. As of September 30, 1998, Eagle's current liabilities of $10,652 exceed its cash resources.

Discussion of quarterly results:
     The Company ceased operations effective December 31, 1997 and is completing the acquisition as stated above. The Company's ability to execute its new business plan will depend on a number of factors, including its ability to obtain additional funding. There can be no assurance that such funding will be obtained.



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
         NA.
Item 2.   Changes in Securities.
         The Company's common stock was reverse split on a 4 for 1 basis, effective August 14, 1998. The Series A Preferred Stock is convertible into 2.5 shares of common stock and is entitled to 20% of the Company's after-tax profits.

Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         NA.
Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  NA

         b.  Reports on Form 8-K.
                  No reports have been filed on Form 8-K during this quarter.


/S/   Douglas A. Dent, President

August 13, 1998