Form 10KSB
period 1998-12-31
EAGLE CAPITAL INTERNATIONAL LTD
filed 1999-08-17
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 March 31, 1999


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998



                         Commission file number: 0-26322


                        Eagle Capital International, Ltd.


                              a Nevada corporation

                              IRS Number 88-0303769


                        954 East 7145 South, Suite B-202
                                Midvale, UT 84047

                                 (801) 569-0400





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

         State issuer's revenues for its most recent fiscal year:       $0


         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         The average bid and asked price at the close of trading on December 31, 1998 was $1.75 bid, $2.oo asked. Aggregate market value of common stock held by non-affiliates on that date was approximately $896,000.



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                    1,997,918 shares at December 31, 1998



                       DOCUMENTS INCORPORATED BY REFERENCE

         see Item 13.


Transitional Small Business Disclosure Format (Check one):  Yes ___    No _X_

                                     PART I

Item 1.   Description of Business.

History:
         International Association Services, Limited, a British Virgin Islands corporation, was formed on November 21, 1990, as an association of podiatrists who wanted to meet to discuss and address common concerns and interests. This group of podiatrists, then as now, has had a management agreement with Dr. Michael Wener. In 1991, The Academy of Ambulatory Foot Surgery, Inc. requested Dr. Wener to look into possibilities of obtaining a group medical malpractice insurance policy for members of The Academy and the Association. On April 10, 1992, the company filed a DBA registration in California as International Associations' Coalition, Inc. ("Coalition"). On June 25, 1993, Dr. Wener formed a Nevada corporation, International Associations' Coalition, Inc. and did not renew the BVI registration; the California DBA was therefore terminated. The Nevada corporation continues to operate and provide services to the podiatrists.
         In late 1994, Lease Rite, Inc. a former subsidiary of a SEC registered company, Trvlsys, Inc., formed a wholly owned subsidiary, IAC, Inc., a Nevada corporation, and merged with it. In January 1996, Dr. Wener assigned his management contract with International Associations' Coalition, Inc. to IAC, Inc
         In December 1997, the Company agreed to the termination of Dr. Wener's employment and to the contract with Health Professionals, the successor company to Coalitions.
         During the third quarter of 1998, IAC agreed to acquire the assets of IMSI Cap Fund, Inc., a private company with distribution agreements and a contract to supply capital equipment to IMSI, Ltd. As part of this transition, IAC reverse split its common stock on a 4 to 1 basis and changed its name to Eagle Capital International, Ltd.
         On July 23, 1999, Eagle issued 1,286,400 of its Series A Preferred Stock in exchange for the assets of Cap Fund and changed its name to Eagle Capital International, Ltd..

Business Plan:
         Eagle Capital International, Ltd., ("Eagle") is strategically positioned to support the rapid development and expansion of Integrated Masonry Systems International, Ltd. (IMSI(R)), the holder of the domestic and international patents to the proprietary IMSI(R) insulated masonry construction block system (Block System). Eagle Capital has committed to providing equipment capital for the purpose of supplying the Block System technology to IMSI(R) construction projects around the world. Eagle has acquired controlling interest in joint ventures in Mexico, China and India and is also developing its own joint ventures, to promote and employ the patented IMSI(R) technology. During the first quarter of 1999, Eagle contracted with another public company to provide financing for the first 10 mobile block plants need by IMSI or its joint ventures.

Item 2.   Description of Property
         The Company has no property.

Item 3.   Legal Proceedings.
         None.

Item 4. Submission of Matters to a Vote of Security Holders There were no matters submitted to security holders.

Item 5.   Market for Common Equity and Related Stockholder Matters.
         The Company's common stock began trading on the OTC Bulletin Board in the last quarter of 1996. Therefore, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There are approximately 400 holders of the common stock. Although there are no restrictions on the issuance of dividends, there have been no dividends issued on the Company's common equity to date.

         Quotations for the Company's common stock for 1998 are as follows:

                     Q1                Q2               Q3               Q4
     High          0.06              1.81             2.38              2.06
      Low          0.06              0.05             0.25              0.81


Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion relates to the audited financial statements for the years ended December 31, 1998 and 1997 which are included in Item 7 below.

As stated in the Company's 1997 Form 10-KSB filing, the Company had no active business at the end of that year. In the third quarter of 1998, negotiations for the acquisition of IMSI Cap Fund, Inc. were conducted. As a result of those discussions, the Company acquired IMSI Cap Fund on July 23, 1998 by issuing 1,286,400 shares of Class A convertible preferred stock valued at $118,423. The principal purpose of Cap Fund was to support the rapid development and expansion of IMSI block building system products by providing the necessary equipment funding. In addition, the following transpired on the date of acquisition or shortly thereafter:
o 4,687,868 shares of outstanding common stock of the Company were exchanged for 1,171,967 shares of common stock under the terms of a 1-for-4 reverse stock split. All references to shares of the Company's common stock have been retroactively restated.
o Holders of 330,000 shares of existing preferred stock of the Company converted such shares into 825,000 shares of the Company's common stock.
o  IAC, Inc. changed its name to Eagle Capital International, Ltd.
o The former officers and directors of the Company were replaced by former Cap Fund officers and directors.

The balance of the year was devoted to capital raising efforts and to positioning the Company for profitability.

On January 15, 1999, the Company issued 257,027 shares of its Class B preferred stock to Great Wall New Building Systems, Inc. (Great Wall) in exchange for 64% of the Great Wall's outstanding common stock. Great Wall is an entity which has conducted the development of the IMSI block system in the Peoples Republic of China. Prior to the Company's purchase of Great Wall's common stock, Great Wall had raised approximately $425,000 from private investors. This acquisition will be accounted for as a purchase in 1999 with the assets and liabilities of Great Wall recorded as of the date of purchase at their fair market value and the operations consolidated from June 30, 1999 forward.

On January 19, 1999, the Company issued 103,600 shares of its Class B preferred stock to Construction Technologies of India, Inc. (CT India) in exchange for approximately 40% of CT India's outstanding common stock. In addition, the Company agreed to purchase an additional 600,000 shares from CT India at $0.25 per share for a total purchase price of $150,000. Through July 1, 1999, the Company has purchased an additional 200,000 shares under this $150,000 commitment. Following the purchase of the additional 600,000 shares, the Company will own approximately 51% of CT India. CT India is an entity which has conducted the development of the IMSI block system in India. Prior to the Company's purchase of CT India's common stock, CT India had raised approximately $175,000 from private investors. This acquisition will be accounted for as a purchase in 1999 with the assets and liabilities of CT India recorded as of the dates of purchase at their fair market values and the operations consolidated from June 30, 1999 forward.

On January 19, 1999, the Company issued 57,250 shares of its Class B preferred stock to Construction Technologies of Mexico, Inc. (CT Mexico) in exchange for approximately 50% of CT Mexico's outstanding common stock. In addition, the Company agreed to purchase an additional 600,00 shares from CT Mexico at $0.25 per share for a total purchase price of $150,000. Through July 1, 1999, the Company has purchased an additional 150,000 shares under this $150,000 commitment. Following the purchase of the additional 600,000 shares, the Company will own approximately 67% of CT Mexico. CT Mexico is an entity which has conducted the development of the IMSI block system in Mexico. Prior to the Company's purchase of Ct Mexico's common stock, CT Mexico had raised approximately $150,000 from private investors. This acquisition will be accounted for as a purchase in 1999 with the assets and liabilities of CT Mexico recorded as of the dates of purchase at their fair market values and the operations consolidated from June 30, 1999 forward.

Had the Company purchased their interests in the above three described transactions as of January 1, 1998, the following amounts presented on a proforma basis would have been recorded by the Company for the year ended December 31, 1998:

                 Sales                                      $             -0-
                 Net loss                                   $         541,361
                 Basic loss per weighted average
                   common share                             $            0.89

In addition to the above transactions, the Company is negotiating the acquisition of an interest in IMSI in exchange for shares of the Company's Class B preferred stock. This acquisition will be accounted for by the Company using the cost method and valued at the to be determined fair value of the shares of Class B preferred stock issued.

Liquidity:
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management of the Company believes that proceeds received from the planned sales of Company stock will enable the Company to continue as a going concern until the Company becomes profitable. In June 1999, the Company sold 600,000 shares of its common stock at $1.25 per share. The net proceeds received by the Company amounted to $652,000 after a 13% sales commission.

Item 7.   Financial Statements

                                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Eagle Capital International, Ltd.
(Formerly IAC, Inc.)
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Eagle Capital International, Ltd. (formerly IAC, Inc.) (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and from inception of the development stage on January 1, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1997, were audited by other auditors whose report, dated April 15, 1998, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Capital International, Ltd. (formerly IAC, Inc.) (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended and from inception of the development stage on January 1, 1998 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating results, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
July 26, 1999

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                 December 31
                                           1998                1997

CURRENT ASSETS

   Cash                                 $       48          $     -
                                    -----------------     -----------------

     Total Current Assets                       48                -
                                    -----------------     -----------------

OTHER ASSETS

   Organizational costs - net                   -                  1,429
   Deposits on equipment                   117,100                 -
                                  -----------------     -----------------

     Total Other Assets                    117,100                 1,429
                                  -----------------     -----------------

     TOTAL ASSETS                $         117,148     $           1,429
                                  =================     =================


The accompanying notes are an integral part of these financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     December 31
                                               1998                 1997
                                               ----                 ----

CURRENT LIABILITIES

   Accounts payable                 $          55,264     $           4,182
                                    -----------------     -----------------

     Total Current Liabilities                 55,264                 4,182
                                    -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock,  class A;
    10,000,000  shares authorized
    of $0.001 par value, 1,586,400
    and 630,000 shares issued and
    outstanding, respectively                  1,586                   630
   Preferred stock, class B;
    10,000,000 shares authorized
    of $0.001 par value, none
    issued and outstanding                        -                     -
   Common stock; 70,000,000 shares
    authorized of $0.001 par value,
    1,997,918 and 1,172,918 issued
    and outstanding, respectively              1,998                 1,173
   Additional paid-in capital                820,768               704,126
   Deficit accumulated prior to
    January 1, 1998                         (708,682)             (708,682)
   Deficit accumulated during the
    development stage (from January 1,
    1998)                                    (53,786)                -
                                    -----------------     -----------------

     Total Stockholders
       Equity (Deficit)                       61,884                (2,753)
                                    -----------------     -----------------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY
      (DEFICIT)                     $         117,148     $           1,429
                                    =================     =================


The accompanying notes are an integral part of these financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                 From Inception
                                                                 of Development
                                                                 Stage on
                                                                 January 1,
                                  For the Years Ended            1998 Through
                                     December 31                 December 31
                                1998             1997               1998
                           -------------    ---------------     -------------

REVENUES

   Management fees         $       -        $     90,230                -
   Other income                    -               1,876                -
                          -------------    ---------------      -------------


     Total Revenues               -               92,106                -
                          -------------    ---------------      -------------

EXPENSES

   Compensation and
    employee benefits             -               41,383               -
   General and
    administrative           53,786               79,627              53,786
                         -------------    ----------------      -------------

     Total Expenses          53,786              121,010              53,786
                         -------------    ----------------      -------------

     Loss from Operations  (53,786)             (28,904)            (53,786)
                         -------------    ----------------      -------------

NET LOSS                $  (53,786)        $    (28,904)         $  (53,786)
                        ==============    ================      =============

BASIC LOSS PER
 COMMON SHARE           $    (0.01)        $      (0.01)         $    (0.01)
                        ==============    ================      =============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING             4,087,918            2,746,967           4,087,918
                        ==============    ================      =============

The accompanying notes are an integral part of these financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                            Preferred       Preferred       Common          Additional
                           Class A Stock   Class B Stock     Stock           Paid-In      Accumulated

                         Shares  Amount  Shares  Amount   Shares    Amount   Capital        Deficit


Balance,
December 31, 1996      630,000  $  630    -      $  -    1,140,668   $1,141  $700,127     $ (679,778)
Stock issued for
 services valued
 at approximately
 $0.12 per share           -        -     -         -       32,250      32      3,999             -

Net loss for the
year ended
December 31, 1997          -        -     -         -          -        -        -         (28,904)
                     ---------  ------  -----    ------  --------- -------  -------      ----------


Balance, December 31,
 1997 (inception of
 development stage)   630,000     630     -        -      1,172,918   1,173   704,126     (708,682)

Issuance of pre-
 ferred Class A
 shares in
 exchange for the
 net assets of
 IMSI Cap
 Fund, Inc.         1,286,400    1,286     -        -           -      -      117,137             -

Conversion of
 Class A shares
 into common
 stock               (330,000)    (330)    -        -      825,000     825      (495)            -

Net loss for the
 year ended
 December 31, 1998         -        -      -        -          -        -         -         (53,786)
                    ----------  -------  -----   -----   ---------   ------  -------      ----------
Balance,
 December 31,
 1998               1,586,400  $ 1,586     -    $  -     1,997,918  $1,998  $820,768     $ (762,468)
                   ==========  =======   =====  ======   =========  =======  ========     ==========



The accompanying notes are an integral part of these financial statements.

                                         EAGLE CAPITAL INTERNATIONAL, LTD.
                                               (Formerly IAC, Inc.)
                                           (A Development Stage Company)
                                             Statements of Cash Flows

                                                                   From
                                                                   Inception of
                                                                   Development
                                                                   Stage on
                                                                   January 1,
                                          For the Years Ended      1998 Through
                                             December 31            December 31,
                                        1998            1997          1998
                                     -----------    -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                         $ (53,786)      $  (28,904)    $ (53,786)
   Adjustments to reconcile
    net loss to net cash used
    in operating activities:
     Amortization                       1,429             720          1,429
     Common stock issued for
      services                             -            4,031             -
   Changes in assets and
    liabilities:
     (Increase) decrease in
       prepaid expenses                    -           14,480             -
     Increase (decrease) in
       accounts payable                52,405          (2,040)        52,405
                                  -------------    -------------   ----------

       Net Cash (Used) in
        Operating Activities               48         (11,713)            48
                                  -------------   --------------   ----------

CASH FLOWS FROM  INVESTING
  ACTIVITIES                               -               -              -
                                  -------------   --------------   ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES                               -               -              -
                                 --------------   --------------   ----------

NET INCREASE (DECREASE) IN CASH            48         (11,713)            48

CASH AT BEGINNING OF YEAR                  -           11,713             -
                                 -------------    --------------   ---------

CASH AT END OF YEAR              $         48     $        -        $     48
                                 =============    ==============   =========

CASH PAID FOR:

   Income taxes                  $         -      $        -        $     -
   Interest                      $         -      $        -        $     -

NON-CASH FINANCING ACTIVITIES:

   Purchase of the net
    assets of IMSI Capital
    Fund, Inc. by the issuance
    of common stock              $   118,423     $         -        $118,423


The accompanying notes are an integral part of these financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              Eagle Capital International, Ltd. (the Company) (formerly IAC, Inc.) is a Nevada corporation which through December 31, 1997 was in the business of managing malpractice insurance contracts between Health Professionals Coalitions, Inc. (Health) and Pacific Rim Insurance Company (Pacific). The members of Health are Podiatrists seeking affordable malpractice insurance and Pacific is a minority shareholder of the Company. Under the management contract, the Company was to receive 27.5% of the premiums paid by the members of Health to Pacific each month. The Company's management contract was terminated effective December 31, 1997 and as a result the Company was reclassified as a development stage company effective January 1, 1998.

              On July 23, 1998, the Company acquired the net assets of IMSI Capital Fund, Inc. (Cap Fund) by issuing 1,286,400 shares of Class A convertible preferred stock valued at $118,423. The principal purpose of Cap Fund was to support the rapid development and expansion of IMSI block building system products by providing the necessary equipment funding. In addition, the following transpired on the date of acquisition or shortly thereafter:

o 4,687,868 shares of outstanding common stock of the Company were exchanged for 1,171,967 shares of common stock under the terms of a 1-for-4 reverse stock split. All references to shares of the Company's common stock have been retroactively restated.

o Holders of 330,000 shares of existing preferred stock of the Company converted such shares into 825,000 shares of the Company's common stock.

o        IAC, Inc. changed its name to Eagle Capital International, Ltd.

o The officers and directors of the Company were replaced by former Cap Fund officers and directors.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              b.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              c.  Organizational Costs

              The Company has adopted Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP No. 98-5, the Company has expensed all organizational costs.

              d.  Basic Loss Per Common Share

              The Company computes net loss per common share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Accordingly net loss per common share is computed under the basic method which uses the weighted average number of Company common shares outstanding (assuming conversion of preferred into common).

              e.  Cash and Cash Equivalents

              For purposes of the statements of cash flows, the company considers investments with an original maturity of less than three months to be cash equivalents.

              f.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 2 -      STOCKHOLDERS' EQUITY

              On January 5, 1999, the Company amended its articles of incorporation with such amendment being approved by the shareholders of the Company as of December 31, 1998. Under the amendment, the number of shares of authorized common stock was increased to 70,000,000 and the number of shares of authorized preferred stock (all present and future classes) being increased to 20,000,000.

              Class A Preferred - the Company has authorized 10,000,000 shares of Class A preferred stock (Class A). Class A may be converted at any time at the option of the holder into 2.5 shares of common stock for every one share of Class A held. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock with dividend rights equal to 20% of net income commencing with the year ending December 31, 1999.

              Class B Preferred - The Company has authorized 10,000,000 shares of Class B preferred stock (Class B). Class B may be converted at any time at the option of the holder into 10 shares of common stock for every one share of Class B held. Class B does not have preferential cumulative dividend or liquidation rights.

NOTE 3 -      INCOME TAXES

              Through  December 31,  1998,  the Company had net  operating  loss
              (NOL) carryforwards of approximately $750,000. This NOL may be carried forward to offset taxable income as follows: $700,000 through the year 2013 and $50,000 through the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management of the Company believes that proceeds received from the planned sales of Company stock will enable the Company to continue as a going concern until the Company becomes profitable. In June 1999, the Company sold 600,000 shares of its common stock at $1.25 per share. The net proceeds received by the Company amounted to $652,000 after a 13% sales commission.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 5 -      SUBSEQUENT EVENTS

              On January 15, 1999, the Company issued 257,027 shares of its Class B preferred stock to Great Wall New Building Systems, Inc. (Great Wall) in exchange for 64% of the Great Wall's outstanding common stock. Great Wall is an entity which has conducted the development of the IMSI block system in the Peoples Republic of China. Prior to the Company's purchase of Great Wall's common stock, Great Wall had raised approximately $425,000 from private investors. This acquisition will be accounted for as a purchase in 1999 with the assets and liabilities of Great Wall recorded as of the date of purchase at their fair market value and the operations consolidated from June 30, 1999 forward.

              On January 19, 1999, the Company issued 103,600 shares of its Class B preferred stock to Construction Technologies of India, Inc. (CT India) in exchange for approximately 40% of CT India's outstanding common stock. In addition, the Company agreed to purchase an additional 600,000 shares from CT India at $0.25 per share for a total purchase price of $150,000. Through July 1, 1999, the Company has purchased an additional 200,000 shares under this $150,000 commitment. Following the purchase of the additional 600,000 shares, the Company will own approximately 51% of CT India. CT India is an entity which has conducted the development of the IMSI block system in India. Prior to the Company's purchase of CT India's common stock, CT India had raised approximately $175,000 from private investors. This acquisition will be accounted for as a purchase in 1999 with the assets and liabilities of CT India recorded as of the dates of purchase at their fair market values and the operations consolidated from June 30, 1999 forward.

              On January 19, 1999, the Company issued 57,250 shares of its Class B preferred stock to Construction Technologies of Mexico, Inc. (CT Mexico) in exchange for approximately 50% of CT Mexico's outstanding common stock. In addition, the Company agreed to purchase an additional 600,00 shares from CT Mexico at $0.25 per share for a total purchase price of $150,000. Through July 1, 1999, the Company has purchased an additional 150,000 shares under this $150,000 commitment. Following the purchase of the additional 600,000 shares, the Company will own approximately 67% of CT Mexico. CT Mexico is an entity which has conducted the development of the IMSI block system in Mexico. Prior to the Company's purchase of Ct Mexico's common stock, CT Mexico had raised approximately $150,000 from private investors. This acquisition will be accounted for as a purchase in 1999 with the assets and liabilities of CT Mexico recorded as of the dates of purchase at their fair market values and the operations consolidated from June 30, 1999 forward.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                              (Formerly IAC, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 5 -      SUBSEQUENT EVENTS (Continued)

              Had the Company purchased their interests in the above three described transactions as of January 1, 1998, the following amounts presented on a proforma basis would have been recorded by the Company for the year ended December 31, 1998:

                   Sales                             $             -0-
                   Net loss                          $         541,361
                   Basic loss per weighted average
                     common share                    $            0.89

              In addition to the above transactions, the Company is negotiating the acquisition of an interest in IMSI in exchange for shares of the Company's Class B preferred stock. This acquisition will be accounted for by the Company using the cost method and valued at the to be determined fair value of the shares of Class B preferred stock issued.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            There were no disagreements with accountants.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                Age    Position, Office     Term                  Served
----                ---    ----------------     ----                  ------
Douglas Alan Dent   52     Director, President  Until replaced        4Q 1998
Ralph Thomson              Director, VP         Until replaced        4Q 1998

    There  are  no  other  significant  employees.   There  are  no  family
relationships between the above listed persons, nor is there any involvement in certain legal proceedings. None of the above serve as directors in any other reporting companies.

Douglas Alan Dent has been involved in the residential, apartment and commercial real estate development business for 26 years. He received his B.A. from the University of Utah.

Dr. Ralph Thomson has over thirty years of experience in state/local and national advocacy, legislative and regulatory activity as well as international policy making, negiotations, technology and trade consulting, business and education. He has master's degrees and a PhD in international affairs, economics, law and diplomacy from the Fletcher School of Law and Diplomacy and Harvard University.




Item 10.    Executive Compensation.
         The only compensation dispensed in 1998 was in the form of restricted common stock. Former President, Dr. Michael Wener, received 100,000 shares and Jeffrey Ferries the new President received 25,000 shares. There are no compensation or bonus plans.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
         The following table sets forth security ownership as known to the Company as of December 31, 1998.

         (1)               (2)                   (3)                 (4)
    Title of Class   Name & Address of    Amount & Nature of     % of Class
    (a) (b) (c)      Beneficial Owner     Beneficial Owner

Common Stock:
                    Dr. Michael Wener         1,308,000             65.5%
                    206 Ridgewood
                    San Rafael, CA  94901
                    Richard W. Lahey            134,356              6.7%
                    130 McAllister Avenue
                    Kentfield, CA 94904
                    Jon S. Heim                 106,250              5.3%
                    1610 Tiburon Blvd
                    Tiburon, CA  94920
Preferred Stock:
                    Richard W. Lahey            300,000            100%
                    130 McAllister Avenue
                    Kentfield, CA 94904

(a) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. (b) Total number of common shares outstanding is 1,997,918 at December 31, 1998. (c) Total number of preferred shares outstanding is 300,000. Each preferred share is convertible into 2.5 shares of common stock and carries equivalent voting rights.

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


Item 13.    Exhibits and Reports on Form 8-K.
(a)  Exhibit Table
         Agreement to Acquire Cap Fund Change in terms of stock Acquisition agreement with Wynne Any material contract

         Exhibit 27.  Financial Data Schedule

(b) There were no Form 8-K's filed.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IAC, Inc.
(Registrant)

By:  /s/ Anthony D'Amato
         President


Date:    August 10, 1999




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                               By: /s/ Anthony D'Amato
                                                       President

                                                      Date:   August 10, 1999