Form 10QSB
period 1999-03-31
EAGLE CAPITAL INTERNATIONAL LTD
filed 1999-08-17
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                 August 16, 1999


                      For the quarter ended: March 31, 1999

                         Commission file number: 0-26322


                        Eagle Capital International, Ltd.


                              a Nevada corporation
                              IRS Number 88-0303769


                         954 East 7145 South Suite B-202
                                  P.O. Box 9354
                                Midvale, UT 84047

                                 (801) 569-0400





Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                2,181,918 shares

Transitional Small Business Disclosure Format (Check one):  Yes ___     No _X_

                         PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.




                        Eagle Capital International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1999
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS
Cash in bank                                              (610)
Prepaid expense                                            900
                                                 --------------------
TOTAL CURRENT ASSETS                                       290

OTHER ASSETS
Equipment deposits                               $     125,100
Investments in Joint Ventures                        2,389,114
Investment in IMSI                                   2,625,000
                                                 --------------------
TOTAL ASSETS                                     $   5,139,504
                                                 ====================
















The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                               $      103,459
Deposits payable                                                       83,923
Notes payable to Joint Ventures                                       281,000
                                                           --------------------
TOTAL CURRENT LIABILITIES                                     $       468,382
                                                           --------------------

STOCKHOLDERS' EQUITY
Preferred Series A stock, 10,000,000                                    1,586
shares authorized at $.001 par value; 1,586,400
outstanding Preferred Series B stock, 1,000,000
shares authorized at $ .001,                                              911
to be issued
Capital stock, $.001 par value, 70,000,000                              2,182
shares authorized; 2,181,918 shares outstanding
Capital Stock to be issued                                                374
Additional paid in capital                                          6,114,959
Accumulated deficit prior to January 1, 1998                         (801,020)
                                                           --------------------
Accumulated deficit during the development stage                     (647,861)
(from January 1, 1998)
                                                           --------------------

TOTAL STOCKHOLDERS' EQUITY                                          4,671,122

liabilities and stockholders' equity                           $    5,139,504
                                                           ====================




The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                               From inception of
                                                               Development Stage
                                                               on
                                                               January 1,
                                      1999             1998             1998
                                  --------------   -------------   ------------
TOTAL REVENUES
                                  --------------   -------------   ------------


GENERAL AND
ADMINISTRATIVE EXPENSES
Accounting                      $   7,925                              13,500
Advertising                         5,460                               8,785
Auto expense                        4,586                               4,586
Bank charges                          174                                 794
Consulting fees                   498,640                             504,539
Legal fees                         31,686                              37,603
Miscellaneous                      28,889                              29,914
Office                              7,637                              17,063
Rent                                  700                                 700
Taxes and licenses                    229                                 476
Telephone and utilities             2,232                               9,863
Travel                              5,117                              19,238

                                -------------                     -------------
TOTAL EXPENSES                    593,275                             647,061
                                -------------                     -------------

Income taxes                          800                                 800

Net (loss)                   $   (593,275)       $     (800)      $  (647,861)
                               ==============    ==============   =============

Loss per share               $      (0.27)       $    (0.00)      $     (0.30)




The  accompanying  notes are an  integral  part of these financial statements.

                             STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                             Common Stock              Preferred Stock

                                                                                Paid-in     Accumulated
                             Amount   To be issued    Amount     To be issued   Capital       Deficit         Total
Balance at
   December 31, 1997       $ 4,402                    $ 2,500                  $699,027    $ (708,682)       $(2,753)
Net loss for quarter                                                                             (800)         (800)
                          ------------------------------------------------------------------------------------------------

Balance at
   March 31, 1998          $ 4,402                    $ 2,500                  $699,027     $(709,492)      $ (3,553)
                          ------------------------------------------------------------------------------------------------

Balance at
  December 31, 1998        $ 1,998                    $ 1,586                  $913,915   $ (855,615)        $ 61,884
                          ------------------------------------------------------------------------------------------------

Issue 244,178 shares
of Preferred B and
12,849 shares of Common
for GW Investment
                                         $  128                     $  244   $1,284,492                    $1,284,864

Issue 98,420 shares of
Preferred B and 5,180
shares of Common for CT
India Investment
                                             52                         98      517,850                       518,000

Issue 54,387 shares of
Preferred B and 2,863
shares of Common for CT
Mexico Investment
                                             29                         54      286,167                       286,250

Issue  514,00  shares of
Preferred B and  125,000
shares of Common to purchase
5,000,000 shares of IMSI stock
                                            105                        515    2,624,380                     2,625,000

Issue 184,000 shares for
services                           184                                          367,816                       368,000

Issue 60,200 shares for
services                                     60                                 120,340                       120,400

Net loss for quarter                                                                         (593,275)      (593,275)
                          ------------------------------------------------------------------------------------------------

Balance at
      March 31, 1999       $ 2,182       $  374       $ 1,586       $  911   $6,114,960   $(1,448,890)    $4,671,123)
                          ================================================================================================


The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                               From inception of
                                                                                               Development Stage
                                                                                                       on
                                                                                                   January 1,
                                                            1999                 1998                 1998
Cash Flows from Operating Activities:
   Net Loss                                              $   (593,275)        $    (52,211)       $    (647,061)
   Amortization                                                                                           1,429
   Stock issued for services                                  488,400                4,317              488,400
   Increase in deposits                                          (900)                                     (900)
   Increase in accrued liabilities                            132,118               38,310              184,522

   New cash provided (used) by operations                      26,342               (9,584)              26,390


Cash used by investing activities:
   Deposits on equipment                                       (8,000)                                   (8,000)

Cash used by financing activities:
   Payments on notes to JV partners                           (19,000)                                  (19,000)

Net decrease in cash                                             (658)              (9,584)                (610)

Cash at beginning of year                                          48               11,713

Cash at end of year                                   $          (610)       $       2,129       $         (610)
                                                     ===================  ===================  ===================


Supplemental Information:
Issued 244,200 shares of Common Stock
    for services                                          $   488,400                              $    488,400
Issued 20,892  shares of Common Stock and
    396,931 shares of Preferred B Stock in
    exchange for JV partner investments                     2,089,114                                 2,089,114
Incurred obligation for additional investment
    in JV partners                                            300,000                                   300,000
Issued Common Stock for the purchase of
    the net assets of IMSI Cap Fund, Inc.                                                               118,423
                                                     ===================  ===================  ===================





The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Note 1 - Organization, operations and summary of significant accounting policies:

Organization:

Eagle Capital International, Ltd. (the Company) (formerly IAC, Inc.) is a Nevada corporation involved in the manufacturing, worldwide marketing and distribution of block building system products.

Estimates:

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

Organizational Costs:

The Company has adopted statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP
No. 98-5, the Company has expensed all organizational costs.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers investments with an original maturity of less than three months to be cash equivalents.

Accounting Method:

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Development Stage Company Reclassification:

Effective January 1, 1998, the Company was reclassified as a development stage company, which was a retroactive reclassification based upon termination of a management contract entered into by the Company while it was still IAC, Inc. Therefore, 1998 Forms 10-QSB did not disclose cumulative revenues, expenses and cash flows from inception. 1999 cumulative revenues, expenses and cash flows as reported in these financials have been accumulated from the reclassification date of January 1, 1998.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 2 - STOCKHOLDERS' EQUITY

On January 5, 1999 the Company amended its articles of incorporation as approved by the shareholders, and thereby increased the number of authorized shares of common stock to 70,000,000 and the amount of authorized preferred stock of all present and future classes was increased to 20,000,000 shares.

Class A Preferred - The Company authorized 10,000,000 shares of Class A preferred stock (Class A), which may be converted at the holders' option into
2.5 shares of common stock for each share of Class A. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock, with dividend rights equal to 20% of net income commencing with the year ending December 31, 1998.

Class B Preferred - The Company has authorized 10,000,000 shares of Class B preferred stock (Class B) which may be converted at the holders' option into 10 shares of common stock for each share of Class B held. Class B does not have preferential cumulative dividend or liquidation rights.

NOTE 3 - INVESTMENT IN JOINT VENTURES

On January 15, 1999, the company issued 257,027 shares of its Class B preferred stock to Great Wall New Building Systems, Inc. (Great Wall) in exchange for 64% of the Great Wall's outstanding common stock. Great Wall is an entity that has conducted the development of the IMSI block system in the Peoples' Republic of China. Prior to the Company's purchase of Great Wall's common stock, Great Wall had raised approximately $425,000 from private investors. This acquisition will be accounted for as a purchase at fair market values and the operations will be consolidated when the acquisition is complete. Although agreement in principle for this purchase was reached on January 15, 1999, the Company did not have effective financial control of Great Wall because the final acquisition terms had not been completed yet.

On January 19,1999, the Company issued 103,6000 shares of its Class B preferred stock to Construction Technologies of India, Inc. (CT India) in exchange for approximately 40% of CT India's outstanding common stock. In addition, the Company agreed to purchase an additional 600,000 shares from CT India at $0.25 per share for a total purchase price of $150,000. This acquisition will be accounted for as a purchase at fair market values and the operations will be consolidated when the acquisition is complete. Although agreement in principal for this purchase was reached on January 19, 1999, the Company did not have effective financial control of CT India because the final acquisition terms had not been completed yet.

On January 19, 1999, the Company issued 57,250 shares of its Class B preferred stock to Construction Technologies of Mexico, Inc. (CT Mexico) in exchange for approximately 50% of CT Mexico's outstanding common stock. In addition, the Company agreed to purchase an additional 600,000 shares from CT Mexico at $0.25 per share for a total purchase price of $150,000. This acquisition will be accounted for as a purchase at their fair market values and the operations will be consolidated when the acquisition is complete. Although agreement in principle for this purchase was reached on January 19, 1999, the Company did not have effective financial control of CT Mexico because the final acquisition terms had not been completed yet.





Item 2.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion relates to the unaudited Financial Statements for the three month periods ended March 31, 1999 and 1998, which are included in
Item 1 above.

Basis of Presentation and Plan of Operations
         The financial statements as of March 31, 1999 have been prepared on the going concern basis. Eagle Capital International, LTD., has reported significant losses from its reorganization effective January 1, 1998, however the Company has formulated an aggressive business plan to manufacture, market and distribute construction and building methods in major global markets. The company is implementing its agenda by pursuing the following two strategies: creating and expanding residential, commercial and industrial construction markets in strategic locations throughout the world and by providing related capital production equipment and components for lease or purchase to joint venture partners and affiliated licensees as needed.

Liquidity
The Company obtained additional capital funding in the second quarter of 1999 through the issuance of additional common stock.

Discussion of Quarterly Results
The Company has entered into negotiations for stock ownership and partnership agreements for patented and trademarked surface bonding products and related production plants, and expects to finalize these agreements in the current year.

The Company has purchased stock in three joint venture partnerships (China, India, and Mexico) to market, sell and distribute building products. The Company expects revenues from these ventures in the current year.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
         NA.
Item 2.   Changes in Securities.
         See Note 2 of the Financial Statements.
Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         During the period ended March 31, 1999, the Company was unable to meet its commitments to its JV Partner in South Africa and subsequently forfeited its position in that venture.
Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  NA
         b.  Reports on Form 8-K.
                  No reports have been filed on Form 8-K during this quarter.

/S/   Anthony D'Amato, President
August 16, 1999