Form 10QSB
period 1999-06-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 1999-08-26
CIK 947431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                 August 20, 1999


                      For the quarter ended: June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       3,159,993 shares.

Transitional Small Business Disclosure Format (Check one):   Yes ___    No _X_

                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                        Eagle Capital International, Ltd.
                          (A development Stage Company)
                                  Balance Sheet
                                  June 30, 1999
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
Cash                                                                                $       81,436
                                                                                  --------------------
TOTAL CURRENT ASSETS                                                                        81,436
                                                                                  --------------------

OTHER ASSETS
   Deposits on equipment                                                                   190,100
   License rights                                                                           60,000
   Investment in Joint Ventures                                                          2,539,114
   Investment in IMSI                                                                    2,625,000
                                                                                  --------------------
TOTAL OTHER ASSETS                                                                       5,414,214
                                                                                  --------------------

TOTAL ASSETS                                                                         $   5,495,650

                                                                                  ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                $        95,393
   Additional investments in Joint Ventures                                                275,000
                                                                                  ====================
TOTAL CURRENT LIABILITIES                                                            $     370,393
                                                                                  ====================

STOCKHOLDERS' EQUITY
Preferred Series A stock, 10,000,000
shares authorized at $.001 par value; 1,586,400 outstanding                                  1,586
Preferred Series B stock, 1,000,000 shares authorized at $ .001,
to be issued                                                                                   911
Capital stock, $.001 par value, 70,000,000
shares authorized; 3,159,993 shares outstanding                                              3,160
Capital Stock to be issued                                                                     374
Additional paid in capital                                                               7,114,957
Accumulated deficit prior to January 1, 1998                                              (801,020)
Accumulated deficit during the development stage
(from January 1, 1998)                                                                  (1,194,711)
                                                                                  --------------------
TOTAL STOCKHOLDERS' EQUITY                                                               5,125,257
                                                                                  ====================

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                            $   5,495,650
                                                                                  ====================


The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                               From inception of
                                                                                               Development Stage
                                                                                                       on
                                                                                                   January 1,
                                                            1999                 1998                 1998
                                                     -------------------  -------------------  -------------------
TOTAL REVENUES
                                                     -------------------  -------------------  -------------------


GENERAL AND ADMINISTRATIVE EXPENSES
Accounting                                               $     27,880                              $     41,380
Advertising                                                     7,665                                    16,450
Auto expense                                                                                              4,586
Bank charges                                                      139                                       933
Interest                                                          504                                       504
Financing fees                                                106,500                                   106,500
Consulting fees                                               434,200                                   938,739
Legal fees                                                     25,493                                    63,096
Miscellaneous                                                   1,998                                    31,912
Office                                                          1,768                                    18,831
Rent                                                            4,600                                     5,300
Taxes and licenses                                                                                          479
Telephone and utilities                                         4,299                                    14,162
Travel                                                            941                                    20,179

                                                     -------------------
                                                                                               -------------------
TOTAL EXPENSES                                                639,987                                 1,287,048
                                                     -------------------                       -------------------

income taxes                                                                           800                  800

net loss                                                 $    639,987       $          800         $  1,287,848
                                                     ===================  ===================  ===================

NET (LOSS) PER SHARE                                    $     (0.20)           $   (0.00)          $    (0.41)







The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                                               From inception of
                                                                                               Development Stage
                                                                                                       on
                                                                                                   January 1,
                                                            1999                 1998                 1998
                                                     -------------------  -------------------  -------------------
TOTAL REVENUES
                                                     -------------------  -------------------  -------------------


GENERAL AND ADMINISTRATIVE EXPENSES
Accounting                                             $       35,805                             $      41,380
Advertising                                                    13,125                                    16,450
Auto expense                                                    4,586                                     4,586
Bank charges                                                      313                                       933
Consulting fees                                               932,840                                   938,739
Equipment leases                                               24,000                                    24,000
Interest                                                          504                                       504
Legal fees                                                     57,179                                    63,096
Miscellaneous                                                  30,887                                    31,912
Office                                                          9,405                                    18,831
Rent                                                            5,300                                     5,300
Taxes and licenses                                                229                                       479
Telephone and utilities                                         6,531                                    14,162
Travel                                                          6,058                                    20,179

                                                                                               -------------------
                                                     ===================
TOTAL EXPENSES                                              1,126,762                                 1,287,048
                                                     ===================                       ===================

INCOME TAXES                                                                           800                  800

                                                                                               ===================
NET LOSS                                                 $  1,126,762      $           800         $  1,287,048
                                                     ===================  ===================  ===================

NET (LOSS) PER SHARE                                   $        (0.36)    $                      $       (0.41)
                                                                          (0.00)







The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                          Common       Class A      Class A     Additional     Retained
                          Common Stock Stock to be    Preferred    Preferred     paid-in       earnings
                                          issued        Stock     to be issued   capital      (deficit)        Total

Balance at
   March 31, 1998              $ 4,402                    $ 2,500                  $699,027     $(708,682)      $ (2,753)

Net loss for quarter                                                                                   800            800
                          ================================================================================================
Balance at
  June 30, 1998                $ 4,402                    $ 2,500                  $699,027   $ (709,492)       $ (3,553)
                          ================================================================================================

Balance at
    March 31, 1999             $ 2,182       $  374       $ 1,586        $ 911   $6,114,960   $(1,448,890)    $   61,884

Sale of 600,000
    shares for cash                             600                                 833,323                       833,923

Re-classify paid-in
    capital to
    accumulated
    deficit                                                                        (93,147)         93,147              0
Issue 200,000 shares
    for services                   200                                              199,800                       200,000

Issue 60,200 shares
    previously
    classified as "Stock
    to be issued"                     60       (60)                                 120,340                       120,400

Net loss for quarter                                                                             (579,788)
                          ------------------------------------------------------------------------------------------------

Balance at
      June 30, 1999            $ 2,442       $  914       $ 1,586       $  911   $7,054,936   $(1,935,531)    $4,671,122)
                          ================================================================================================















The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                               From inception of
                                                                                               Development Stage
                                                                                                       on
                                                                                                   January 1,
                                                            1999                 1998                 1998
Cash Flows from Operating Activities:
   Net Loss                                            $   (1,173,063)        $    (52,211)      $   (1,119,277)
   Amortization                                                                                           1,429
   Stock issued for services                                  688,400                4,317              688,400
   Increase in deposits
   Increase in accrued liabilities                             40,128               38,181              (15,039)

                                                     -------------------  -------------------  -------------------
   New cash provided (used) by operations                    (444,535)             (11,713)            (444,487)


Cash used by investing activities:
   Deposits on equipment                                     (133,000)                                 (133,000)

Cash used by financing activities:
   Payments to JV partners                                   (175,000)                                 (175,000)
   Cash from sale of stock                                    833,923                                   833,925
                                                     -------------------                       -------------------
                                                              658,925                                   658,925
                                                     -------------------                       -------------------

Net increase in cash                                           81,390              (11,713)              81,438

Cash at beginning of period                                        48               11,713

Cash at end of period                                $          81,438    $                0   $         81,438
                                                     ===================  ===================  ===================


Supplemental Information:
Issued 200,000 shares of Common Stock
    for services                                          $   200,000                              $    488,400
Issued 20,892  shares of Common Stock and
    396,931 shares of Preferred B Stock in
    exchange for JV partner investments                                                               2,089,114
Incurred obligation for additional investment
    in JV partners                                            150,000                                   450,000
Issued Common Stock for the purchase of
    the net assets of IMSI Cap Fund, Inc.                                                               118,423
                                                     ===================  ===================  ===================


The accompanying notes are an integral part of these financial statements.

                        Eagle Capital International, Ltd.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

Item 2.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion relates to the unaudited Financial Statements for the three month periods ended June 30, 1999 and 1998, which are included in
Item 1 above.

Basis of Presentation and Plan of Operations
         The financial statements as of June 30, 1999 have been prepared on the going concern basis. Eagle Capital International, LTD., has reported significant losses from its reorganization effective January 1, 1998, however the Company has formulated an aggressive business plan to manufacture, market and distribute construction and building methods in major global markets. The company is implementing its agenda by pursuing the following two strategies: creating and expanding residential, commercial and industrial construction markets in strategic locations throughout the world and by providing related capital production equipment and components for lease or purchase to joint venture partners and affiliated licensees as needed. Liquidity The Company obtained additional capital funding during the three months ended June 30, 1999 through the issuance of common stock. This funding was completed on August 4, 1999 in the amount of One Million Dollars ($1,000,000).
Discussion of Quarterly Results
The Company has entered into negotiations for stock ownership and partnership agreements for patented and trademarked surface bonding products and related production plants, and expects to finalize these agreements in the current year.

The Company has purchased stock in three joint venture partnerships (China, India, and Mexico) to market, sell and distribute building products. The Company expects revenues from these ventures in the current year.

Year 2000
Management has compiled a list of both internally and externally supplied information systems that utilize imbedded date codes which could experience operational difficulties in the year 2000. The Company uses third party applications or suppliers for all high level systems and reporting. These systems will be tested and if necessary replaced. Management is testing new systems for which it is responsible. The Company is planning complete internal computer system replacement, which is totally year 2000 compliant. It is the Company's objective to be in year 2000 compliance by the end of September 1999; however, no assurance can be given that such objective will be met.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that could materially affect the amount of its reported income from continuing operations for the six months ended June 30, 1999.


                           PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.
         On July 21, 1999 a derivative action was filed on behalf of the shareholders of IMSI, Inc. naming the Company as one of a group of multiple defendants. The Company is presently investigating the allegations set forth in the complaint and is not yet in a position to evaluate the allegations or determine the impact of the allegations on the operations of the Company.

Item 2.   Changes in Securities.
         NA.
Item 3.   Defaults Upon Senior Securities.
         NA.
Item 4.   Submission of Matters to a Vote of Security Holders.
         NA.
Item 5.   Other Information.
         NA.
Item 6.   Exhibits and Reports on Form 8-K.
         a.  Exhibits
                  NA
         b.  Reports on Form 8-K.
                  Attached.

/S/   Anthony D'Amato, President
August 20, 1999