Form 10QSB
period 1999-09-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-02-01
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


                                    0-26322

                             Commission File Number

                        EAGLE CAPITAL INTERNATIONAL, LTD.



                       Nevada                   88-0303769
               (State of Incorporation ) (IRS Employer I.D. No.)


        1900 Corporate Blvd., 4th Floor, East Tower, Boca Raton, FL 33431
                    (Address of principal executive offices )


                                 (561) 988-2550
                (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        .

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of

            securities under a plan confirmed by a court. Yes   No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 6,635,998 shares of Common Stock, $.01 par value, issued and outstanding at December 15, 1999.

                        EAGLE CAPITAL INTERNATIONAL, LTD.

                                      INDEX


                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998

         Statement of Operations - Three months and nine months ended  September
            30, 1999 and 1998 (Unaudited).

         Statement of Cash Flows - Nine months ended September 30, 1999 and 1998
            (Unaudited).

         Notes to Financial Statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

                        EAGLE CAPITAL INTERNATIONAL, LTD.


                         PART I - FINANCIAL INFORMATION


Item I.  Financial Statements

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                           September 30,    December 31,
                                              1999              1998
                                           (Unaudited)
CURRENT ASSETS:

    Cash                                  $   221,100        $      48

     TOTAL CURRENT ASSETS                     221,100               48

OTHER ASSETS -
  License rights                               60,000                -
  Equipment deposits                          219,100          117,100
  Investments in joint ventures             2,539,114                -
  Investment in IMSI                        2,625,000                -

     TOTAL OTHER ASSETS                     5,443,214                -

TOTAL ASSETS                              $ 5,664,314        $ 117,148



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                         September 30,    December 31,
                                            1999              1998
                                          (Unaudited)

CURRENT LIABILITIES:

  Accounts payable                       $    82,911      $  55,264
  Notes payable due joint venture
    partners                                 239,500            -
  Notes payable - other                      110,510            -

    TOTAL CURRENT LIABILITIES                432,921         55,264

SHAREHOLDERS' EQUITY:

Preferred Stock A, $.001 par value
10,000,000 shares authorized,
1,586,400 and 1,586,400 shares
issued and outstanding                         1,586          1,586

Preferred Stock B, $.001 par value
1,000,000 shares authorized,
947,053 and 0 shares
issued and outstanding                           947              0

Common Stock, $.001 par value
70,000,000  shares  authorized
2,642,118 and 1,997,918, issued
and outstanding at September 30,
1999 and December 31, 1998                     2,642          1,998

Additional paid in capital                 7,255,613        820,768
Deficit accumulated prior to
    January 1, 1998                         (708,682)      (708,682)
Deficit accumulated during
    development stage (from
    January 1, 1998)                      (1,320,713)       (53,786)
     TOTAL STOCKHOLDERS' EQUITY            5,231,393         61,884

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 5,664,314      $ 117,148


See accompanying notes to financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                     From inception
                                                                                     of Development

                                      Three Months Ended       Nine Months Ended     Stage
                                        September 30,            September 30,       January 1, 1998 to
                                      1999         1998        1999         1998     September 30, 1999
TOTAL REVENUES                       $    -       $    -       $ 5          $         $       -


GENERAL AND ADMINISTRATIVE
 EXPENSES:

  Accounting                           3,000          -         38,805                       44,380
  Advertising                         12,500          -         25,625                       28,950
  Auto expense                           -            -          4,586                        4,586
  Bank charges                           488          -            801                        1,421
  Consulting fees                     24,400       39,349      897,040       39,349         902,127
  Financing fees                         -            -        106,500                      106,500
  Interest                               -            -            504                          504
  Leases                                 -            -         24,000                       24,000
  Legal fees                          31,000          -         88,179                       94,096
  Miscellaneous expense                4,771          -         30,566                       36,683
  Office expense                       4,330          -          8,829                       23,161
  Rent                                 3,390          -          8,690                        8,690
  Taxes and licenses                     -            -            229          800             479
  Telephone                            2,060          -          8,590                       16,222
  Travel expense                       7,925          -         23,984                       28,104

             TOTAL EXPENSE          $ 93,864     $ 39,349   $1,266,928    $  40,149      $1,319,913

PROVISION FOR INCOME TAXES               -            -

NET LOSS                            $ 93,864     $ 39,349   $1,266,928    $  40,149



See accompanying notes to financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  ( Unaudited )


                                                            From inception
                                                            of Development
                                      Nine Months Ended     Stage
                                        September 30,        January 1, 1998 to
                                      1999         1998      September 30, 1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                         $(1,266,928)  $ (40,149)    $(1,320,713)
  Amortization                            -          1,429           1,429
  Stock issued for services            688,400      32,250         588,400
  Increase in accrued liabilities      138,157      (1,382)        190,561

     Net cash used by operations      (440,371)     (7,852)       (440,323)

CASH USED BY INVESTING
 ACTIVITIES:

  Deposits on equipment               (162,000)        -          (162,000)

CASH USED BY FINANCING
 ACTIVITIES:
  Payments to notes to joint
    venture partners                  (210,500)        -          (210,500)
  Loan                                     -         7,852           7,852
  Cash for sale of stock             1,033,923       7,852         823,423

     Net cash provided by
        financing activities           823,423       7,852         823,423

NET INCREASE IN CASH                   221,052         -           221,100

CASH AT BEGINNING OF PERIOD                 48         -               -

CASH AT END OF PERIOD                  221,100         -           221,100




See accompanying notes to financial statements.

                       EAGLE CAPITAL INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              (September 30, 1999)


     NOTE 1 - THE COMPANY

                      Eagle Capital International, Ltd. (the Company) (formerly IAC, Inc.) is a Nevada corporation involved in the manufacturing, worldwide marketing and distribution of block building system products.

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      Basis of Presentation -The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

                      In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

                      Organizational Costs - The Company has adopted statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP No. 98-5, the Company has expensed all organizational costs.

                      Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers investments with an original maturity of less than three months to be cash equivalents.

                      Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

                      Development  Stage  Company  Reclassification  - Effective
                      January 1, 1998, the Company was reclassified as a development stage company, which was a retroactive reclassification based upon termination of a management contract entered into by the Company while it was still IAC, Inc. Therefore, 1998 Forms 10-QSB did not disclose cumulative revenues, expenses and cash flows from inception. 1999 cumulative revenues, expenses and cash flows as reported in these financials have been accumulated from the reclassification date of January 1, 1998. Based upon current contracts and anticipated revenues, the company will not be classified as a development stage company for fiscal 2000.

     NOTE 3 - STOCKHOLDERS' EQUITY

                      Net income (loss) per common share is based on the weighted average of shares outstanding during the period. On January 5, 1999 the Company amended its articles of incorporation as approved by the shareholders, and thereby increased the number of authorized shares of common stock to 70,000,000 and the amount of authorized preferred stock of all present and future classes was increased to 20,000,000 shares.

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

                       EAGLE CAPITAL INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              (September 30, 1999)

     NOTE 4 - INVESTMENT IN SUBSIDIARIES

                  On  September  30,  1999,  the Company  renegotiated  it's
                  purchase  of  Great  Wall  New  Building  Systems.   Eagle
                  acquired 100% of the outstanding common stock of Great Wall New Building Systems for 168,525 shares of it's Class B preferred stock. The previously issued shares have been sent in to the transfer agent to be canceled and will be reflected in the year end filings.

                  On September 30, 1999, the Company renegotiated it's purchase of Construction Technologies of India, Inc. (CT India). The company had previously issued 103,600 shares of its Class B preferred stock to CT India in exchange for approximately 40% of CT India's outstanding common stock. The new deal gives Eagle 70% ownership in CT India for the same amount of Class B preferred stock.

                  On September 30, 1999, the Company renegotiated it's purchase of Construction Technologies of Mexico, Inc. (CT Mexico). The Company had previously issued 57,250 shares of its Class B preferred stock to Construction Technologies of Mexico, Inc. (CT Mexico) in exchange for approximately 50% of CT Mexico's outstanding common stock. The Company has now agreed to purchase 90% of the common stock of CT Mexico for 65,000 shares of Eagle Class B preferred stock.

                  The aforementioned companies will function as subsidiaries of the Company and the year end accounting will reflect this fact.

NOTE 5 -          PRIVATE PLACEMENT OFFERING
                  --------------------------

                  On June 16, 1999, the Company commenced a Private Placement Offering (the "Offering") of 1,000,000 Shares of the Company's securities to "accredited investors" under the Securities Act of 1933, as amended. The purchase price for each share of the Company's common stock was $1.00. The Offering was completed in August, 1999, with all the shares being sold.

NOTE 6 -          EMPLOYMENT AGREEMENTS
                  ---------------------

                  The Company has entered into  employment  agreements with four
                  (4) key officers, each agreement have a term of two (2) years.

                  Anthony D'Amato has been retained as Chief Executive Officer and President.

                  Ralph Thompson has been hired as corporate Secretary and Federal Funding Liaison.

                  Mr. Richard Lahey has been retained as a Board Member and Corporate Treasurer.

                  Mr. Andros Savvides has been retained as a Board Member and V.P. of Engineering Design.

NOTE 7 -          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The  Company  has  an   agreement   with  Drake   Alexander  &
                  Associates,  Inc.  wherein  Drake  Alexander  arranged  for  a
                  $1,000,000 line of credit in conjunction with Fleming Manufacturing Company, Inc. The line of credit will be used by the Company to purchase mobile block plants necessary to fulfill the Company's contractual obligations in China ,India and Mexico. Anthony D'Amato, Chairman and Chief Executive Officer of the Company is Vice President and Treasurer of Drake Alexander & Associates, Inc.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion relates to the unaudited Financial Statements for the three month periods ended September 30, 1999 and 1998.

Plan of Operations

The Registrant is presently a development stage company conducting minimal business operations. The company has become current in its reporting obligations under the Securities Exchange Act of 1934 through the preparation and filing of quarterly and annual reports on Form 10-QSB and 10-KSB, respectively. Since the Company has become current in its reporting obligations and operations are commencing relative to the Joint Ventures in which the Company is involved in China and India, it plans to remove the development stage classification at fiscal year end.

The financial statements as of September 30, 1999 have been prepared on the going concern basis. Value of new contracts secured was $25 million for the third quarter of 1999 versus $0 for the same period in 1998. For the third quarter, quarter-to-quarter comparisons show an increase in the net loss of 54,515 from a loss of 39,349 in 1998 to a loss of 93,864 in 1999. Year to date, the net loss increased from 40,148 in 1998 to 1,266,928 in 1999. These losses are based upon one time purchases of equipment and interests in the three subsidiaries. Eagle anticipates revenues to begin from India in the first quarter and to have significant revenue in the second quarter from contracts already signed in both India and China and business opportunities we are ready to exploit in Mexico. Based upon current projections, Eagle anticipates turning a profit in the 3rd Quarter of 2000.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that could materially affect the amount of its reported income from continuing operations for the period ending September 30, 1999.

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

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  On July 21, 1999, the Company was named as a defendant in a derivative action filed on behalf of the shareholders of IMSI, Inc. The Company was one of multiple defendants named in the suit filed in the Third Judicial District Court for Salt Lake City, Utah.

                  Representatives of Eagle and IMSI have executed a binding letter agreement intended to resolve all disputes between Eagle, IMSI, and certain directors of IMSI, which are the subject of litigation now pending in Utah State Court. A formal settlement agreement is currently being drafted which will be signed by these parties and presented to the IMSI Board, the Eagle Board, and to the Utah State Court for approval. The parties anticipate time that the Settlement Agreement will be approved by the IMSI
                  Board, the Eagle Board, and the Utah State Court. The key terms of the License Agreements have been agreed upon by the parties, and the parties are in the process of drafting the final agreements. The parties anticipate that the license agreements will be finalized and executed within thirty days.


Item 2.           CHANGE IN SECURITIES

                  Not Applicable

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.           OTHER INFORMATION

                  On November 11, 1999, the Company appointed Andre S. Savvides a Director.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) There are no exhibits required to be filed for the
                      period covered by this Report.

                  (b) On  August  24,  1999,  the  Company  filed a Current
                      Report on Form 8-K.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE CAPITAL INTERNATIONAL, INC.

By:_/s/  Anthony D'Amato
   Anthony D'Amato, President

Dated: January 31, 2000