Form 10KSB
period 2000-02-29
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-06-01
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                      COMMISSION FILE NO.: 0-26322

                   EAGLE CAPITAL INTERNATIONAL, LTD.
                   ---------------------------------
            (Name of Small Business Issuer in its Charter)

          Nevada                             88-0303769
          ------                             ----------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)        Identification No.)

	1900 Corporate Blvd., Suite 400E, Boca Raton, Florida 33431
        -----------------------------------------------------------
        (Address of principal executive offices, including zip code)

                                (561-988-2550
                                -------------
                         (Issuer's telephone number)

                                    None
           -----------------------------------------------------
           (Former name, former address, and former Fiscal Year,
                      if changed since last report)

	Securities registered pursuant to Section 12(b) of the Act:

            None                                  None
          --------                              --------
   (Title of Each Class)                   (Name of Each Exchange
                                            on which Registered)

           Securities registered pursuant to 12(g) of the Act:

                  Common Stock, par value $.001 per share
                  ---------------------------------------
                             (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes  x   No
                                                      ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

As of May 22, 2000, there were 8,231,369 shares of the Registrant's Common Stock issued and outstanding.

                        EAGLE CAPITAL INTERNATIONAL, LTD.



                               TABLE OF CONTENTS

                                                         Page
PART I                                                   ----
------

Item 1.  Business......................................... 3

Item 2.  Properties....................................... 9

Item 3.  Legal Proceedings................................ 9

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 9

PART II
-------

Item 5.  Market for Company=s Common Equity
           And Related Stockholder Matters................ 9

Item 6.  Management=s Discussion and
           Analysis or Plan of Operations................. 10

Item 7.  Financial Statements and Supplementary Data...... 12

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 12

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 13

Item 10. Executive Compensation........................... 14

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 15

Item 12. Certain Relationships and Related Transactions... 16

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 16

SIGNATURES

                                   PART I

ITEM 1.  BUSINESS
         --------

Introduction

        Eagle Capital International, Ltd. (the "Company") is a Nevada corporation in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc. ("IMSI"), a Nevada corporation.

Corporate History

        International Association Services, Limited, a British Virgin Islands corporation, was formed on November 21, 1990, as an association of podiatrists who wanted to meet to discuss and address common concerns and interests. This group of podiatrists had a management agreement with Dr. Michael Wener. In 1991, The Academy of Ambulatory Foot Surgery, Inc. requested Dr. Wener to look into the possibilities of obtaining a group medical malpractice insurance policy for members of The Academy and the Association. On April 10, 1992, the Company filed a DBA registration in California as International Associations'
Coalition, Inc. On June 25, 1993, Dr. Wener formed a Nevada corporation, International Associations' Coalition, Inc. and did not renew the BVI registration and the California DBA was terminated.

        In late 1994, Lease Rite, Inc., a former subsidiary of an S-1 registration company, Tyvlsys, Inc., formed a wholly owned subsidiary IAC, Inc., a Nevada corporation, and merged with International Associations' Coalition, Inc. In January, 1995, Dr. Wener assigned his management contract with International Associations' Coalition, Inc. to IAC, Inc. In October, 1998, IAC, Inc. changed the Company's name to Eagle Capital International, Ltd.

        During 1998, the Company agreed to acquire the assets of IMSI Cap Fund, Inc., a private company. On July 23, 1999, the
Company issued 1,286,400 of its Series A Preferred Stock in exchange for the assets of IMSI Cap Fund, Inc. The Company is reviewing the transaction with IMSI Cap Fund, Inc.

Trademarks and Licenses

IMSI Products

        The Compamny has the exclusive right to market the IMSI products in China, India and Mexico through licensing agreements with IMSI. The Company currently is finalizing licensing agreements with IMSI for Romania and the Balkan territories. The license agreements provide the Company with the right to market and use the IMSI patented technology and trademarks.

Bullhide Products

        With the Company's acquisition of forty-seven percent (47%) of Bullhide Corporation, the Company acquired the rights to market and use the Bullhide System and trademarks.

Product Lines

IMSI Block System

        The IMSI Wall System features insulated reinforced masonry that is mortarless and dry-stacked. The bricks have pockets in which insulation is embedded within the wall, but it is done without sacrificing structural integrity. The bricks are stacked without the need for a layer of mortar between bricks. Instead, the IMSI system uses a patented combination of interlocking, along with a Structure Coat/Surface Bonding Cement which provides a weather resistant, structurally sound, and impermeable surface. The advantage of the IMSI Block System are:

        *       Cost competitive
        *       Airtight
        *       Engineered for seismic conditions
        *       Low maintenance costs
        *       Environmentally friendly
        *       Quick installation
        * Ease of installation; semi-skilled workers can be quickly and easily trained
        * Flexibility of use; commercial, industrial, residential, institutional, and governmental construction

The Bullhide System

        The Bullhide system consists of a patent pending proprietary polyurethane material and certain technologies for the manufacturing and application of the product. Bullhide's primary products are Bullhide 2000 and QUARRA 2000.


        Bullhide 2000 is the primary product used in the Bullhide7 system. It is a two-component fast reacting polyurethane elastomer that is 100% solid, surpassing all other known 100% solid linings in the "combined toughness index (PSI tensile strength and elongation). The product is (i) resistant to water, fuels, oils and most chemicals, (ii) available in a variety of colors, (iii) available with either a smooth or non-slip surface, (iii) permanently flexible to -40F, (iv) adheres to virtually anything and (v) retains toughness up to +250F. Other products include

Bullhide 1500 and certain primers used to prepare the surface for the Bullhide product.

        QUARRA 2000 is the primary product in the QUARRA product line, which markets industrial formulations of the well-established bed liner products. QUARRA 2000 is a rubbery tough coating (up to 1/4") with extreme abrasion and impact resistance, stretchability and non- slip properties. Applications include parking decks, warehouse floors, shipping docks, rail ore cars, secondary chemical and waste water containment and waterproofing. Other products in the QUARRA(R) line include QUARRA 1500 and QUARRA 2400.

        The heart and the brains of the Bullhide system is the Spray Master 3030. This is a plural component, high volume low pressure spray molding machine. The electronically controlled metering system assures a perfectly "on-ratio" application every time. In conjunction with the new Quarra products, Bullhide developed a high output application machine to shorten the industrial job times. The Spraymaster 3050 is a high-output application machine with four times the output of the 3030 machine and the capacity to coat 10,000 square feet per day of QUARRA coatings.

Development of Markets

        The Company relies on it's management's ability to determine the existence and extent of available markets for its products. Company management has considerable marketing background and devotes a significant portion of its time to marketing related activities. The Company also utilizes the local marketing knowledge of its joint venture partners and subsidiaries to network in the countries covered by the Company's licensing agreements.

        The Company markets it's building related products under the IMSI Block trademark and the polyurethane elastomer and application system marketed by subsidiary Bullhide Corporation under the QUARRA trademark.

        The contracts obtained by the Company have resulted in the Company being positioned to capture a substantial segment of the enormous demand for labor-friendly, energy-efficient, rapid-deployment, low-cost construction technologies and building methods. The Company is developing established and emerging global markets by utilizing its own comparative strengths in concert with those of its technology partner, IMSI, and those of other selected strategic partners. Current strategic relationships have been established in America, Asia, the Middle East, and the Mediterranean Basin. Two (2) such strategic joint ventures and license arrangements have been organized with Arabian Masonry Systems, Inc. and U.S. Tech Building Systems, Inc.

The Company is focusing on the following core competencies:

        * Strategic planning and implementation of finance, marketing and sales objectives

        *       Training
        *       Administrative oversight of manufacturing activities
        * Establishment of cooperative joint ventures with strategic partners operating in target markets

        One of the greatest benefits of the Company's focus on creating joint ventures in local markets is that it minimizes the Company's exposure in terms of capital outlay while providing a tremendous advantage for the Company in terms of the utilization of local labor and materials. This allows the Company to effectuate the transfer of technology and training while gaining the political benefit of "keeping it local" which reflects positively on the Company, our local partners, and the local or foreign government of the jurisdiction in which the contract is being fulfilled.

        Each of the Company's selected global partners and licensees provides the Company with essential political and business relationships with prominent local business and government entities, as well as specific knowledge of commercial opportunities and cultural, legal and business marketing into the markets in which such knowledge and relationships are virtually impossible for an outside company to acquire.

        The three major prime market areas where the Company has established joint ventures are as mentioned earlier: China, India, and Mexico. In each joint venture, the Company has a controlling interest.

Operations of Subsidiaries

China

        For centuries, the Chinese have built their homes and buildings with brick made from red clay. The harvesting of this clay has destroyed millions of acres of precious agricultural topsoil, putting additional pressure on the government of the Peoples Republic of China (the "PRC") to feed its 1.3 billion citizens. In reaction, the Chinese government has implemented a program to phase out the use of red clay brick for residential construction in China. The PRC has recognized that the IMSI wall system offers environmental benefits, as well as advantages in terms of energy saving and ease of construction. On that basis, and in the face of ongoing critical shortages of quality housing, the State Building Materials Bureau of the PCR has joined with the Company's Great Wall New Building System ("GWNRS") subsidiary to promote the establishment of the wall system as a standard construction method for China's housing market.


        Heating cost is another big factor effecting China's housing market. China wastes 1.6 million metric tons of energy annually as a result of insufficient insulation. Though most of China heats its buildings only four months of the year, it uses three times as much energy for heating as does the United States. According to the Director of China's program for new building materials, Chen
Fu Guang, the insulated masonry system will address this crisis in residential energy use.

        To launch the program for China's adoption of the insulated masonry system nationwide, the Bureau, together with officials of the Beijing municipality, has authorized the construction of multi-story residential buildings in Beijing Mi Yun County, an affluent suburb of Beijing City. In addition, plans are in place for an industrial symposium to be hosted by the central PRC government and to chronicle the Mi Yun project and produce a documentary for airing on China's State run television in order to increase awareness of the new building system.

        The Company's subsidiary, Great Wall New Building Systems, controls a $4 million registered capital joint venture in Beijing Mi Yun county. The Joint Venture, which is in partnership with the Beijing Shuanglong ("Double Dragon") Cement Works (annual production 500,000 metric tons), occupies a 12 acre site, and in June of 1999 was commissioned by Double Dragon to construct 5 million square feet of mid-rise residential construction for fiscal 2000-2001 based on the IMSI Block manufactured at joint venture facilities. The joint venture also will market IMSI block and conventional masonry products to the general market. It expects to double capacity in 2001 and to replicate its operation in Lioaning Province in Northern China, where the need for energy efficiencies offered by the IMSI Block system is particularly acute. Based upon our joint venture contract, the Company expects sales to exceed $100 million over the next 4 years.

India

        In India, the world's second largest country in terms of population (over I billion inhabitants), the Company has entered into partnership with prominent Indian developers which together form Construction Technologies of India (CTI). Again, the Company holds a controlling interest in this joint venture.

        In May of 2000, the Company finalized contracts with Mr. Jayant Tipnis for orders of over 5 million system block of the patented IMSI Block system valued at over $10 Million USD. Production in Bombay will begin in the second quarter of 2000. The Company is currently negotiating several large contracts with major Indian developers that would dramatically increase the aforementioned numbers. In addition to Bombay, Eagle/CTI is working with CITCO, MHADA, HUDCO and NPPI to be part of the construction of 254 buildings, each three to seven stories in the State of Maharastra.

        As in China, the Company anticipates its opportunities in India will expand dramatically both within the two regions in which it has existing commitments and into other identified main population centers. The British influence on India helps facilitate both language and governmental functions. As in China, the Company's Indian joint venture is the exclusive authorized representative of IMSI technologies and related business development activities.

Mexico

        In Mexico, the Company has the added advantage of proximity to the United States in addition to the opportunities and protections afforded by the North American Free Trade Agreement (NAFTA). A number of sizeable projects with the Company's politically and commercially prominent Mexican joint venture partners are ready for near-term implementation. The Company has become the majority owner of Construction Technologies of Mexico(CTM) which will function as the Company's Mexican operating arm.

        The Company foresees that both short and long term business prospects in Mexico are robust as the country continues to aggressively expand its economic and physical infrastructure. A major social and political goal of the Federal Government of Mexico and of key local Mexican governmental authorities is the rapid development of low-cost, proven housing technologies.

        In May of 2000, the Company signed a contract with Probesa, Inc. a Juarez, Mexico cement manufacturer to lease Probesa one of our Mobile Surface Bonding Machines to augment their existing capacity. The Company will have full, unencumbered access to the plant when is not running standard concrete block for Probesa. The contract with Probesa will generate a minimum of $70,000.00 USD per month over the next six months.

Employees

        As of December 31, 2000 the Company had 11 employees.  7
people worked for the Corporate entity, 2 people for the China subsidiary, 2 people for the Mexican subsidiary and 2 people for the Indian subsidiary.

Competition

        Presently, the Company is unaware of other construction technology which will withstand environments prone to natural disasters and extreme weather conditions that commonly occur in the countries in which the Company has operations. With the enormous demand for new construction technologies from developing countries, the Company anticipates competition at some point in the future.

Government Regulation

        In May of 2000, the United States House of Representatives passed a bill granting PCR permanent Most Favored trade status. It is anticipated that the United States Senate will also pass this bill within 30 days. This will allow the local economy of China to expand more rapidly and enable the Company to reach a wider target audience with our patented block system.

ITEM 2.  PROPERTIES
         ----------

        Company corporate headquarters are located at 1900 Corporate Blvd., Boca Raton, Florida. This space is leased on a month to month basis for a total cost of $4,200 including office and administrative functions.

        The Company also maintains offices in India, China, and Salt Lake City, Utah. The India and China offices are maintained by our Joint Venture partners while the Utah offices are rented on a yearly basis for a cost of $1,500 per month.

        The Company's current facilities are believed to be suitable for present requirements and intended future uses.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On July 21, 1999, the Company was named as a defendant in a derivative action filed on behalf of the shareholders of IMSI, Inc. The Company was one of multiple defendants named in the suit filed in the Third Judicial District Court for Salt Lake City, Utah. On March 3, 2000 the parties signed a binding settlement agreement to resolve the matter.

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY  HOLDERS
         -----------------------------------------------------

        On April 25, 2000, proxies were submitted by a majority of the shareholders of Eagle Capital International, Ltd. approving a change of the Company name to Eagle Building Technologies, Ltd. It is anticipated that the name change will take effect in the third quarter of 2000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

        The Company's common stock began trading on the National Association for Securities Dealers, Inc.'s OTC Bulletin Board in the last quarter of 1996, and is currently trading under the symbol "ECIC". Set forth below is the range of high and low bid information for the Company's common stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.



Fiscal Period                      High Bid        Low Bid

1998:
-----
First Quarter..................... $  .06          $  .06
Second Quarter....................   1.81             .05
Third Quarter.....................   2.38             .25
Fourth Quarter....................   2.06             .81

1999:
-----
First Quarter..................... $ 2.9375        $ 2.25
Second Quarter....................   2.25            2.15
Third Quarter.....................   2.0625          1.875
Fourth Quarter....................   1.8125          1.625

2000:
-----
First Quarter..................... $ 1.50         $ 1.375
Second Quarter....................
       (through May 22, 2000).....   1.00            .75




        As of May 22, 2000, there were approximately 1,600 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of May 22, 2000.

        The Company has never declared or paid cash dividends on its capital stock and the Company's Board of Directors intends to continue that policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

        The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition


        At December 31, 1999, the Company had total assets of $9,799,074, as compared to total assets of $117,148 at December 31, 1998; current liabilities and total liabilities of $724,533, as compared to current liabilities and total liabilities of $55,264 at December 31, 1998; and a net worth of $9,074,541, as compared to a net worth of $61,884 in 1998. The principal reason for the increases in both total assets and net worth was due to the issuance of the Company's Preferred B securities in exchange for the Company's interests in IMSI, CTI, CTM, GWNBS. The Preferred B securities issued in connection with these acquisitions was recorded at a value of $10 per share ($1 value of common stock, conversion rate of 10:1).

Liquidity and Capital Resources

        As of December 31, 1999, the Company's cash totaled $20,326 as compared to $48 at December 31, 1998, an increase of $20,278. Net cash used in operations was $638,505 compared to $48 provided by operations in 1998. The increase in cash used in operations is primarily due to the increased net loss for 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its India, China and Mexico subsidiaries. Management believes based upon current results that the company will be able to fund its operations entirely from revenue by the third quarter of 2000. The Company believes that it may require additional financing to fund existing operations until sufficient revenues are generated. The Company anticipates raising capital from the sale of its securities during the second quarter of 2000. The timing and amount of the Company's additional financing needs will depend, among other things, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.
	The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any significant way.
 In addition, the Company knows of no trend , additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Results of Operations

        Sales for 1999 were $0 compared with sales of $0 in 1998. Based upon current contracts, the Company expects sales of $25 million for fiscal 2000. The Company experienced a net loss of $3,374,786 in 1999 compared to a net loss of $53,786 in 1998. Of the $3,374,786 net loss in 1999, $2,557,270 or 76% was from the issuance of common and Preferred B securities in exchange for services to the Company.

FORWARD LOOKING STATEMENTS


        Statements made in this Management's Discussion and Analysis and elsewhere int his Annual Report that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding the Company's planned capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of IMSI's Wall System, risks concerning the protection of IMSI's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

        The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------

        The Company changed accountants beginning with the audit of the financial statements included herewith, from Jones, Jensen & Company, Certified Public Accountants ("JJC") to Christensen & Duncan, Certified Public Accountant. JJC resigned as the Company's accountant in or about May 2000.

        The report of JJC on the Company's financial statements for the fiscal year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

        In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1998, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with JJC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of JJC would have caused JJC to make reference to the matter in its report.

        The accounting firm of Christensen & Duncan, Certified
Public Accountants, has prepared the Company's financial statements for the Company's fiscal year ended December 31, 1999 (see item 7 above).

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT
         -----------------------------------------------

        The directors and executive officers of the Company as of the date of this report are as follows:


Name                            Age             Position
----                            ---             --------

Anthony D'Amato                 31              President and Director
Ralph Thomson			60		Secretary and Director
Richard W. Lahey	 	53		Treasurer and Director
Andros Savvides                 37              Director




        There  are  no  other  significant  employees.   There  are
no family relationships between the above listed persons, nor is there any involvement in certain legal proceedings.

        ANTHONY D'AMATO joined the Company in April 1999 as a Director and has served as Chairman since May 1999. Since June 1, 1999, Mr. D'Amato has served as President and CEO of the Company. Since May 1997, he has served as a Director of Drake Alexander &
Associates, Inc. and was elected Chairman of the Board of Directors in 1998. From 1992 to June 1999, Mr. D'Amato held various positions with KB Electronics, Inc., a mid-size electronics manufacturer and served as a director from 1995 to June 1999. Mr. D'Amato has also served as an officer and director of UC'NWIN
Systems  Corporation,  a publicly traded company since June 1998.
Mr. D'Amato earned a BA in Finance from C.W. Post College in 1993.

        RICHARD W. LAHEY joined the Company as a director in August 1999. In 1972, Mr. Lahey co-founded Mt. Tam Racquet Club, Inc. in Larkspur, California and serves as its President and CEO. Mr. Lahey has served in senior management capacities with several companies over the last 29 years, including The Chestnut Group, Metallgesellschaft AG., Continental Grain Co., Capital Ideas, Inc., Citicorp Securities, Inc., Weeden & Co., and Bankers Trust Company. Mr. Lahey received his BA from Dartmouth College in 1969.

        ANDROS S. SAVVIDES joined the Company as a director on November 15, 1999. Mr. Savvides is one of the founders of Excel Group Inc. a large New York Construction and Engineering firm founded in 1988. Mr. Savvides is a leader in many cutting edge industry trends and his company is one of the few ISO-9000 certified companies in the construction industry. Mr. Savvides received his B.A. in Computer Science/Business from C.W. Post College in 1995

        DR. RALPH THOMSON joined the Company as a director on August 1, 1998, and was later named Corporate Secretary. Dr. Thomson's career spans over thirty years and involves experience in International and Domestic market development, trade policy, as well as regulatory and legislative activity. He is currently the president and CEO of International Business Catalyst, a firm devoted to International Marketing, Executive Sales, mergers and acquisitions. Dr. Thomson has served as an advisor on employment, economic development, trade and export issues for the Nixon, Ford, Carter, and Reagan administrations. Dr. Thomson directed the establishment of Electronic Industry relations with the governments of Canada, Brazil, Hong Kong, Singapore, Korea, the Philippines, and India. Dr. Thomson has Master's Degrees and a PhD in International Affairs, Economics, and Law & Diplomacy from the Fletcher School of Law and Harvard University with dissertation under Dr. Henry Kissinger.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

                                                            SUMMARY COMPENSATION TABLE
                                                            --------------------------
                                 Annual Compensation                                    Long Term Compensation
                          ----------------------------------------               --------------------------------------
                                                                                     Awards               Payments
                                                                            ------------------------  ---------------
                                                                            Restricted   Securities
Name of Individual                                       Other Annual       Stock        Underlying/     LTIP      All Other
and Principal Position    Year    Salary     Bonus       Compensation(1)    Award(s)     Options/SARs   Payouts    Compensation
----------------------    ----    ------     -----       ---------------    --------     ------------   -------    ------------

Anthony D'Amato
  President               1999    $-0-       $-0-        625,000(2)         -0-          -0-            -0-             -0-

Richard Lahey
 Treasurer                1999    $-0-       $-0-        375,000            -0-          -0-            -0-             -0-

Dr. Ralph Thompson
 Secretary                1999    $63,000    $-0-        125,000            -0-          -0-            -0-             -0-

Andros Savvides
 Director                 1999    $-0-       $-0-         62,500            -0-          -0-            -0-             -0-




(1) Other Annual Compensation for all officers and directors was in the form of shares of the Company's restricted common stock.

(2) Pursuant to an Employment Agreement, Anthony D'Amato received 625,000 shares of the Company's restricted common stock in 1999, and it is anticipated Mr. D'Amato will receive 198,000 additional shares of the Company's restricted common stock in lieu of his annual compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------
The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by
(i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                            Shares
Name and Address            Beneficially             Percent of
of Beneficial Owner         Owned (1)                  Class
-------------------         ------------             ----------

Common Stock:
-------------

Anthony D'Amato             937,500                  13%
19244 Natures View Ct.
Boca Raton, FL 33431

Richard W. Lahey            639,200                   9%
8 Woodland Place
Kentfield, CA 94904

Dr. Ralph Thomson           130,000                   2%
8120 Royal Lane
Sandy, Utah 84093

Mr. Andros Savvides         162,500                   3%
1900 Corporate Blvd.
Boca Raton, FL 33431

Preferred A Stock:
------------------

Richard W. Lahey            275,000                  50%
8 Woodland Place
Kentfield, CA 94904

Preferred B Stock:

Media Synergistics          131,485                  17%
935 N. Ind. Park Dr.
Orem, Utah 84057

Cheryl Ray                  196,783                  24%
1008 Canterbury Rd
Enid, OK 72703
_________________________________

(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities

         Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
         ----------------------------------------------------

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

        In November of 1999, Anthony D'Amato loaned the company
$250,000.00 which he has subsequently agreed to covert to restricted common stock at $1 per share.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8
         ---------------------------------------

        (a)     Letter of No Disagreement from Jones, Jensen &
                Company, Certified Public Accountants

        (b) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

                              SIGNATURES


In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EAGLE CAPITAL INTERNATIONAL, LTD.



Dated: May 31, 2000          By:/s/Anthony D'Amato
                                --------------------------
                                Anthony D'Amato, President


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                  Capacity              Date
---------                  --------              ----

/s/Anthony D'Amato         President             May 31, 2000
---------------------       and Director
Anthony D'Amato


/s/Ralph Thompson         Secretary              May 31, 2000
---------------------      and Director
Dr. Ralph Thompson


/s/Andros Savvides         Director              May 31, 2000
---------------------
Andros Savvides

                     EAGLE CAPITAL INTERNATIONAL, LTD.

                           FINANCIAL STATEMENTS

                                 as of

                        December 31, 1999 and 1998

                       and for the Years Then Ended


                               Prepared by
                       Christensen & Duncan CPA's LC

                       Certified Public Accountants

                      Christensen & Duncan CPAs, LC
                       Certified Public Accountants
           (801) 944-4020     Fax (801) 944-4866     slcpas@ioL3.com
          7086 South Highland Dr. #200 / Salt Lake City, Utah  84121
============================================================================
----------------------------------------------------------------------------


                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Eagle Capital International, Ltd.
(A Development Stage Company)
1900 Northwest Corporate Blvd.
Suite 400 East
Boca Raton, Florida  33431


We have audited the accompanying balance sheet of Eagle Capital International, Ltd. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 1998, were audited by other auditors whose report, dated July 26, 1999, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Capital International, Ltd. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company is a development stage company with no significant operating results, which raises substantial doubt about its ability to continue as a going concern.
 Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



May 22, 2000

                     EAGLE CAPITAL INTERNATIONAL, LTD
                      (A Development Stage Company)
                             BALANCE SHEETS
                       DECEMBER 31, 1999 AND 1998


                          ASSETS
                                              1999           1998
                                          -----------    -----------

CURRENT ASSETS:
  Cash                                    $    20,326    $        48

OTHER ASSETS:
  License rights                               90,000            -
  Deposits on equipment                       300,000        117,100
  Equipment (Surface bonding
    machine not placed in service)            185,100            -



INVESTMENT IN UNCONSOLIDATED
 SUBSIDIARIES:

  IMSI                                      5,600,000            -
  CT Great Wall of China                    1,771,018            -
  CT India                                  1,150,800            -
  CT Mexico                                   681,830            -
                                           ----------    -----------

        TOTAL ASSETS                      $ 9,799,074   $    117,148
                                           ==========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $    94,173   $     55,264
  Commitments payable to
   unconsolidated subsidiaries                149,500            -
  Advances from shareholder                     5,860            -
  Notes payable				      475,000 	         -
                                           ----------    -----------
        TOTAL LIABILITIES                     724,533         55,264


COMMITMENTS (Note 7)


STOCKHOLDERS' EQUITY:

  Preferred stock, Class A;

   10,000,000 shares authorized
   of $.001 par value, 1,080,600
   and 1,586,400 shares
   outstanding at December 31, 1999
   and 1998, respectively                       1,081          1,586
  Preferred stock, Class B;
   10,000,000 shares authorized
   of $.001 par value, 856,021
   shares outstanding at
   December 31, 1999			                           856 	         -
  Common stock; 70,000,000 shares
   authorized of $.001 par value;
   7,103,228 and 1,997,918 shares
   outstanding at December 31, 1999
   and 1998, respectively		                     7,103 	       1,998



                    EAGLE CAPITAL INTERNATIONAL, LTD
                     (A Development Stage Company)
                            BALANCE SHEETS
                      DECEMBER 31, 1999 AND 1998


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                              1999           1998
                                          -----------    -----------

STOCKHOLDERS' EQUITY: (Cont'd)
  Additional paid-in capital             $ 13,202,755    $   820,768
  Deficit accumulated prior
   to January 1, 1998                        (708,682)      (708,682)
  Deficit accumulated during
   the development stage                   (3,428,572)       (53,786)
                                          -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                  9,074,541         61,884

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $ 9,799,074    $   117,148
                                           ==========     ==========



See notes to financial statements.

                      EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
               AND FROM INCEPTION OF THE DEVELOPMENT STAGE ON
                 JANUARY 1, 1998 THROUGH DECEMBER 31, 1999

                                                            January 1, 1998
                                                            Through
                                  1999          1998        December 31, 1999
                              -----------   -----------     -----------------

EXPENSES:
  Issuance of common stock
   for services               $ 2,557,270   $       -       $ 2,557,270
  Loss in unconsolidated
   subsidiaries                   140,102           -           140,102
  Legal                           133,589           -           133,589
  Management fees                 130,000           -           130,000
  Consulting fees                 115,640           -           115,640
  Lease expense                    96,000           -            96,000
  Other general and
   administrative expenses         77,086        53,786         130,872
  Travel                           48,434           -            48,434
  Accounting                       33,805           -            33,805
  Advertising                      28,020           -            28,020
  Rent                             14,840           -            14,840
                               ----------    ----------      ----------
  NET LOSS                      3,374,786        53,786       3,428,572
Deficit accumulated during
  the development stage
  at the beginning of year         53,786           -               -

Deficit accumulated during
  the development stage
  at the end of year          $ 3,428,572    $   53,786     $ 3,428,572
                               ==========     =========      ==========

Net loss per common share     $      0.27    $     0.01     $      0.41
                               ==========     =========      ==========
Weighted average number
 of shares outstanding         12,775,755     4,086,967       8,431,836
                               ==========     =========      ==========


See notes to financial statements

                     EAGLE CAPITAL INTERNATIONAL, LTD.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
             AND FROM INCEPTION OF THE DEVELOPMENT STAGE ON
               JANUARY 1, 1998 THROUGH DECEMBER 31, 1999

                                                            January 1, 1998
                                                            Through
                                 1999          1998         December 31, 1999
                              ------------   -----------    -----------------

OPERATING ACTIVITIES:
  Net loss                    $(3,374,786)   $  (53,786)    $(3,428,572)
  Add compensation
   expense due to issuance
   of common stock for
   services                     2,557,270           -         2,557,270
  Add loss in unconsolidated
   subsidiaries                   140,102           -           140,102
  Adjustments to reconcile
   net loss to net cash
   used in operating
   activities:
     Increase in accounts
      payable                      38,909        52,405          91,314
     Amortization                   1,429           -             1,429
                              ------------   -----------    ------------

  CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES          (638,505)           48        (638,457)
                              ------------   -----------    ------------
INVESTING ACTIVITIES:
  Deposits on equipment          (300,000)          -          (300,000)
  Cash payments on equipment      (68,000)          -           (68,000)
  Cash payments on license
   rights                         (90,000)          -           (90,000)
                              ------------   -----------    ------------
  CASH USED IN INVESTING
   ACTIVITIES                    (458,000)          -          (458,000)
                              ------------   -----------    ------------
FINANCING ACTIVITIES:
  Proceeds from sale
   of common stock                936,423           -           936,423
  Net proceeds from
   notes payable                  480,860           -           480,860
  Cash payments on
   commitments payable
   to unconsolidated
   subsidiaries                  (300,500)          -          (300,500)
                              ------------   -----------    ------------
  CASH PROVIDED BY
   FINANCING ACTIVITIES         1,116,783           -         1,116,783
                              ------------   -----------    ------------

NET INCREASE IN CASH               20,278            48          20,326

CASH AT BEGINNING OF YEAR              48           -               -
                              ------------   -----------    ------------

CASH AT END OF YEAR           $    20,326    $       48     $    20,326
                               ===========    ==========     ===========


See notes to financial statements.

                       EAGLE CAPITAL INTERNATIONAL, LTD.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                AND FROM INCEPTION OF THE DEVELOPMENT STAGE ON
                  JANUARY 1, 1998 THROUGH DECEMBER 31, 1999

                                                            January 1, 1998
                                                            Through
                                   1999          1998       December 31, 1999
                              ------------   -----------    -----------------

Supplemental Cash Flow
 Information:
  Cash paid for:
    Interest                  $     3,379    $      -       $    3,379
    Income taxes                      -             -               -


                Year ended December 31, 1999
                ----------------------------

During the year ended December 31, 1999, the Company acquired interests in four unconsolidated subsidiaries for the following consideration:


                                     Par Value    Additional
                         Percentage  Preferred B  Paid-In
                         Ownership   Stock        Capital       Payable         Total
                         ----------  -----------  ----------    -------       ----------

CT Great Wall of China      49%       $  168      $1,685,082    $150,000      $1,835,250
CT India                    40%          103       1,035,897     150,000      1,186,000
CT Mexico                   49%           57         572,443     150,000      722,500
IMSI                        38%          560       5,599,440   5,600,000



See notes to financial statements.

                         EAGLE CAPITAL INTERNATIONAL, LTD
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                Preferred                Preferred                                Additional
                              Class A Stock            Class B Stock           Common Stock       Paid-In       Accumulated
                           Shares       Amount      Shares      Amount      Shares      Amount    Capital       Deficit
                          --------     --------    --------    --------   ---------    --------  -----------    -----------

Balance
December 31, 1997
 (inception of
 development stage)        630,000    $   630          -       $   -      1,172,918    $ 1,173   $  704,126    $ (708,682)

Issuance of preferred
  class A shares in
  exchange for the
  net assets of IMSI
  Capital Fund, Inc.     1,286,400      1,286          -           -            -           -        117,137          -

Conversion of class A
  shares into common
  stock                   (330,000)      (330)         -           -        825,000         825         (495)         -

Net loss for the year
 ended December 31,1998        -          -            -           -            -           -            -        (53,786)
                          --------     --------    --------    --------   ---------    --------  -----------    ----------

Balance -
 December 31,1998        1,586,400      1,586          -           -      1,997,918       1,998      820,768     (762,468)

Issuance of preferred
  class B for
  investments in:
  CT Great Wall of China       -           -       168,525         168          -           -      1,685,082          -
  CT India                     -           -       103,600         103          -           -      1,035,897          -
  CT Mexico                    -           -        57,250          57          -           -        572,443          -
  IMSI                         -           -       560,000         560          -           -      5,599,440          -


                        EAGLE CAPITAL INTERNATIONAL, LTD
                          (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

                                Preferred                Preferred                                Additional
                              Class A Stock            Class B Stock           Common Stock       Paid-In       Accumulated
                           Shares       Amount      Shares      Amount      Shares      Amount    Capital       Deficit
                          --------     --------    --------    --------   ---------    --------  -----------    -----------

Issuance of preferred
  class B for cash (net
  of stock offering costs
  of $97,500)                  -       $   -           -       $   -        950,000    $    950   $  851,550    $     -

Issuance of common stock
  for services                 -           -           -           -      1,831,700       1,831    1,829,869          -

Issuance of preferred
  class B for services         -           -         72,557          73          -           -       725,497          -

Conversion of preferred
  class B to common
  stock                        -           -       (105,911)       (105)  1,059,110       1,059         (954)         -

Conversion of preferred
  class A to common
  stock                   (505,800)      (505)          -          -      1,264,500       1,265         (760)         -

Shareholders' cash
  contributions                -          -            -           -             -          -         83,923          -

Net loss for the
  year ended
  December 31, 1999            -          -            -           -           -            -            -      (3,374,786)

                         ---------    --------    --------    --------   ---------    --------  -----------    -----------
Balance -
  December 31, 1999      1,080,600    $ 1,081       856,021   $   856    7,103,228   $   7,103  $13,202,755    $(4,137,254)
                         =========     =======    =========    =======   =========    ========  ===========     ==========



See notes to financial statements

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------

         Organization - Eagle Capital International, Ltd. (the Company) (formerly, IAC, Inc.) is a Nevada corporation which through December 31, 1997 was in the business of managing malpractice insurance contracts. The Company's management contract was terminated effective December 31, 1997 and as a result, the Company was reclassified as a development stage Company effective January 1, 1998.

         IMSI Capital Fund, Inc. (Cap Fund) was incorporated in the state of Nevada on May 7, 1998. The founders of Cap Fund were all either officers, directors, employees or shareholders of Integrated Masonry Systems International, Inc. (IMSI). The principal purpose of Cap Fund was to support the rapid development and expansion of IMSI block building system products by providing the necessary equipment funding. On July 23, 1998, the Company acquired the net assets of Cap Fund valued at $118,423 in exchange for 1,286,400 shares of Class A convertible
         preferred stock of the Company .   In addition, the
         following also transpired on the date of combination or shortly thereafter:

                _ 4,687,868 shares of outstanding Company common stock were exchanged for approximately 1,172,918 shares of Company common stock under the terms of a 1 for 4 reverse stock split.

                _ Holders of 330,000 shares of existing Company preferred stock converted such shares into 825,000 shares of Company common stock.

                _ The Company changed its name from IAC, Inc. to Eagle Capital International, Ltd.

                _ The former officers and directors of the Company were replaced by former Cap Fund officers and directors. In May 1999, the majority of the former Cap Fund officers and directors were replaced by the current officers and directors of the Company.

                     The Company is currently examining the above transaction with Cap Fund to determine if certain representations made by Cap Fund to the Company were factual.

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
         ------------------------------------------------

         Use Of Estimates In The Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Equipment - As of December 31, 1999, the equipment recorded on the accompanying balance sheet represented a surface bonding machine which, as of December 31, 1999, had not been placed into service. Depreciation will be recorded on the straight-line method over the estimated useful life of the machine commencing in year 2000.

         License Rights - Amounts expended to secure licenses for the IMSI building block system are capitalized and amortized over the straight-line method commencing upon production beginning in such territories.

         Organizational Costs - The Company has adopted Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP No. 98-5, the Company has expensed all organizational costs.

         Net Loss Per Common Share - The Company computes net loss per common share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Accordingly, net loss per common share is computed under the basic method which uses the weighted average number of Company common shares outstanding (assuming conversion of preferred into common).

         Statement of Cash Flows - For purposes of the statements of cash flows, the Company considers investments with an original maturity of less than three months to be cash equivalents.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 - GOING CONCERN (Cont'd)
         -------------

         assets and liquidation of liabilities in the normal course of business. As of December 31, 1999, the Company did not have significant cash or an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

         Management of the Company believes that operations in 2000 will improve and enable the Company to continue as a going concern. Beginning April 2000, the Company generated its frist revenues in the amount of $150,000 from its current operations in India. As of May 22, 2000, the Company has signed contracts in its licensed territories which management believes will generate $125,000,000 in gross revenues over the next four years. Management believes that the cash generated from these contracts will eliminate the need for continued funding from the sale of Company equities or short-term advances from corporate officers, beginning in the third quarter of 2000.

NOTE 3 - NOTES PAYABLE AND ADVANCES FROM SHAREHOLDER
         -------------------------------------------

         Notes payable consisted of the following at December 31, 1999:

         _     Note payable to Board Member
               and shareholder dated
               December 10, 1999 with all
               unpaid interest at 15% and
               principal due on March 10, 2000.
               As of May 22, 2000, the note
               was converted into 50,000 shares
               of the Company's common stock.          $ 50,000

         _     Note payable to Chairman, CEO,
               President and shareholder
               dated November 20, 1999 with
               all unpaid interest at 15%
               and principal due on
               February 20, 2000. As of
               May 22, 2000, the note holder
               has agreed to convert the note
               into 250,000 shares of the
               Company's common stock.                  250,000

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3 - NOTES PAYABLE AND ADVANCES FROM SHAREHOLDER (Cont'd)

         _     Note payable dated December
               30, 1999 with all unpaid
               interest at 12% and principal
               due on February 29, 2000.
               The note has been paid
               in full as of May 22, 2000.               50,000


         _     Note payable dated
               September 28, 1999 with all
               unpaid interest at 12% plus
               principal due in January 2000.
               As of May 22, 2000, the note
               holder has agreed to convert
               the note into 25,000 shares
               of the Company's common stock.           125,000
                                                        -------
                                        TOTAL          $475,000
                                                        -------
         In addition to the above notes, the Company's President/CEO has made periodic non-interest bearing advances to the Company during 1999. As of December 31, 1999, the balance owing the President/CEO was $5,860.

NOTE 4 - ACQUISITIONS AND LICENSE RIGHTS

         On March 3, 2000, the Company agreed to settle pending litigation with IMSI in connection with license rights for the IMSI block building system (IMSI System) which the Company had previously obtained from IMSI. The formal settlement and license agreements are currently being drafted based upon the settlement entered into on March 3, 2000. Final settlement is subject to court approval and such settlement will be void if the court does not approve the settlement agreement. IMSI and the Company are awaiting court approval of the settlement, which management of the Company believes will be granted. Under the terms of the settlement, IMSI has agreed to ratify the licenses previously granted to the Company for China, India and Mexico in exchange for a one time license fee of $25,000 to be paid for each of these three licenses. In addition, IMSI agreed to issue the Company a license for Southeastern Europe for a license fee of $50,000, and to recognize a previous license for Romania granted to a Company investee. In addition to the above

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 4 - ACQUISITIONS AND LICENSE RIGHTS (Cont'd)

         mentioned license fees, the Company made payments totalling $90,000 towards obtaining licenses for the IMSI System which are reflected in the accompanying 1999 balance sheet under the caption, License Rights.

         The settlement agreement requires the Company to pay IMSI a royalty of 4.5% of gross revenues from the sale of the IMSI system, with minimum royalties required as follows:

         China:   January 2000 through June 2000, $2,000 per
         ------   month;
                  July 2000 through December 2000, $2,500 per month;
                  January 2001 through June 2001, $5,000 per month; and
                  $7,500 per month from and including July 2001 onward.

         India:   January 2000 through June 2000, $2,000 per
         ------   month;
                  July 2000 through December 2000, $2,500 per month;
                  January 2001 through June 2001, $5,000 per month; and
                  $7,500 per month from and including July 2001 onward.

         Mexico:  July 2000 through December 2000, $2,000 per
         -------  month;
                  January 2001 through June 2001, $2,500 per month;
                  July 2001 through December 2001, $5,000 per month;
                  $7,500 per month from and including January
                  2002 onward.

         Romania: April 2000 through September 2000, $2,000 per
         -------- month;
                  October 2000 through March 2001, $2,500 per month;
                  April 2001 through September 2001, $5,000 per month;
                  $7,500 per month from and including October
                  2001 onward.

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 4 - ACQUISITIONS AND LICENSE RIGHTS (Cont'd)
         -------------------------------

         Southeastern
         Europe:  April 2000 through September 2000, $2,000 per
         -------  month;
                  October 2000 through March 2001, $2,500 per month;
                  April 2001 through September 2001, $5,000 per month;
                  $7,500 per month from and including October
                  2001 onward.

         During 1999 the Company acquired the following interests in three companies which are actively pursuing contracts for the IMSI System in China, India and Mexico. In addition, the Company acquired on interest in IMSI in 1999. The ownership interest in each Company and the consideration paid is as follows:

                                           Par Value       Additional
                           Percentage      Preferred B     Paid-In
                           Ownership       Stock           Capital         Payable       Total
                           ----------      -----           ------------------------     ----------

CT Great Wall of China         49%         $168            $1,685,082      $150,000     $1,835,250
CT India                       40%          103             1,035,897      $150,000      1,186,000
CT Mexico                      49%           57               572,443      $150,000        722,500
IMSI                           38%          560             5,599,440                    5,600,000




         The Preferred B stock issued in connection with the acquisitions has been recorded at a value of $10 per share ($1.00 value common at a conversion rate of 10 shares of common for one share of preferred B). As the Company's ownership percentage is less than 50% for each subsidiary, the Company uses the equity method of accounting for such acquisitions and has recorded its percentage share of the subsidiaries' losses for 1999 in the accompanying statement of operations under the caption, "Loss in Unconsolidated Subsidiaries".

         On September 30, 1999, the Company renegotiated its purchases of CT Great Wall of China, CT India and CT Mexico. Under the terms of the renegotiations, the Company's ownership in CT Great Wall of China will increase to 100%, effective upon the Company receiving all previously issued shares of CT Great Wall of China, ownership in CT India will increase to 70% effective January 5, 2000 and ownership in CT Mexico will increase to 90% in exchange for an additional 7,750 shares of the Company's preferred B Stock.

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5 - STOCKHOLDERS' EQUITY
         --------------------

         On January 5, 1999 the Company amended its articles of incorporation with such amendment being approved by the shareholders of the Company as of December 31, 1998. Under the amendment, the number of shares of authorized common stock was increased to 70,000,000 and the number of shares of authorized preferred stock (all present and future classes) being increased to 20,000,000.

         Class A Preferred - The Company has authorized 10,000,000 shares of Class A preferred stock (Class A). Class A may be converted at any time at the option of the holder into
         2.5 shares of common stock for every one share of Class
         A held. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock with dividend rights equal to 20% of net income commencing with the year ending December 31, 1999 payable only as declared by the board of directors.

         Class B Preferred - The Company has authorized 10,000,000 shares of Class B preferred stock (Class B). Class B may be converted at any time at the option of the holder into 10 shares of common stock for every one share of Class B held. Class B does not have preferential cumulative dividend or liquidation rights.

NOTE 6 - INCOME TAXES
         ------------

         Through December 31, 1999, the Company had a net operating loss (NOL) carryforward of approximately $4,000,000. This NOL may be carried forward through the year 2019 to offset taxable income. Other cumulative differences between the losses reported for income tax purposes and financial statement purposes are insignificant. Due to the Company being in a large NOL carryforward position, the deferred tax asset of approximately $1,500,000 has been 100% reserved for as of December 31, 1999.

NOTE 7 - COMMITMENTS
         -----------

         During 1999, the Company entered into four employment/service agreements with officers and directors of the Company. Under such agreements, the Company is committed to pay its President/CEO and annual salary of $198,000 per year through May 15, 2001 and a board member

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 7 - COMMITMENTS (Cont'd)

         consultant fee of $3,000 per month through May 15, 2001.
          In addition, the contracts require for the following issuances of common stock in 1999 and future issuances in year 2000.

         Common shares issued in 1999:            1,437,500 shares
         Common shares to be issued in 2000:        562,500 shares

         In addition to the 1,437,500 common shares issued for services as reflected above, the Company issued an additional 394,200 shares of common stock and 72,557 shares of Preferred B stock in 1999 for services. These shares have been recorded in the accompanying 1999 statement of operations under the caption "Issuance of Common Stock for Services" at the value of $1.00 - common and $10 - preferred B.

NOTE 8 - SUBSEQUENT EVENTS

         On February 18, 2000, the Company purchased a Mobile Block Plant from Lone Wolf Energy (Lone Wolf) for $625,000 which amount has been paid in full as of May 22, 2000. The cash used to pay for the Block Plant was raised by the Company through the sale of its common stock and/or loans from Company officers. Prior to purchasing the Block Plant, the Company, during 1999 leased the Mobile Block Plant from Lone Wolf for $12,000 per month.

         In addition, on February 18, 2000, the Company entered into an "Agreement for Termination of Master Equipment Sales Agreement" with Lone Wolf. Under this termination agreement, Lone Wolf agreed to cancel a "Master Equipment Sales Agreement" dated February 26, 1999 entered into between Lone Wolf and the Company wherein the Company was obligated to purchase a minimum of ten Mobile Block Plants from Lone Wolf and pay Lone Wolf $.035 per block produced. As consideration to Lone Wolf for their agreement to cancel the Company=s purchase obligations under the "Master Equipment Sales Agreement", the Company entered into a $1,000,000 non-interest bearing note payable to Lone Wolf. The note is due on July 31, 2000 (as amended) and if not paid or otherwise becomes delinquent, accrues interest from July 31, 2000 forward. The Company has agreed to pay Lone Wolf $12,000 per month for the months of May, June and July 2000, for extending the due date to July 31, 2000.

                     EAGLE CAPITAL INTERNATIONAL, LTD
                       (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS FOR THE
                  YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 8 - SUBSEQUENT EVENTS (Cont'd)

         In March 2000, the Company acquired approximately 44% of
         Bullhide Liner Corporation (Bullhide) in exchange for approximately $200,000. Bullhide has patented technologies and methods which management believes will compliment the Company's international plans.

         On April 25, 2000, proxies were submitted by a majority of the shareholders of the Company, approving a change of the Company's name to Eagle Building Technologies, Ltd.

                              EXHIBIT 16(A)

                      Jones, Jensen & Company LLC
               Certified Public Accountants and Consultants



May 31, 2000



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:	Eagle Capital International, Ltd.
        Commission File NO. 0-26322

Ladies and Gentlemen:

We were previously the independent accountants for the Company and on July 26, 1999, we reported on the financial statements of the Company for the year ended December 31, 1998. We were subsequently dismissed as the independent accountants of the Company.

We have read the Company=s statements included under Item 8 of its Current Report on Form 10KSB dated May 31, 2000 and have no disagreements with the disclosure made therein.


Very truly yours,

/s/ Jones, Jensen & Company















50 South Main Street
Suite 1450
Salt Lake City, Utah 84144