Form 10QSB
period 2000-03-31
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-06-09
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2000
                                             --------------

                      Commission File Number: 0-26322
                                              -------

                     EAGLE CAPITAL INTERNATIONAL, LTD.
                     ---------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

       Nevada                                   88-0303769
-----------------------                   -----------------------
(State of Incorporation)                  (IRS Employer I.D. No.)


    1900 Corporate Blvd., 4th Floor, East Tower, Boca Raton, FL 33431
    -----------------------------------------------------------------
                 (Address of principal executive offices )


                              (561) 988-2550
              ------------------------------------------------
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

Check whether the  registrant  filed all  documents  and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by
a court. Yes      No  X
             ---     ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,705,000 shares of Common Stock, $.01 par value, issued and outstanding at March 31, 2000.

                        EAGLE CAPITAL INTERNATIONAL, LTD.

                                    INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.	Financial Statements


                Balance Sheets - March 31, 2000 (Unaudited) and
                December 31, 1999

                Statement of Operations - Three months and ended
                March  30, 2000 and 1999 (Unaudited).

                Statement of Cash Flows - Three months and ended
                March 31, 2000 and 1999 (Unaudited).

                Notes to Financial Statements.

     Item 2.	Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings

     Item 2.    Changes in Securities

     Item 3.    Defaults Upon Senior Securities

     Item 4.	Submission of Matters to a Vote of Security-Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

                        EAGLE CAPITAL INTERNATIONAL, LTD.


                         PART I - FINANCIAL INFORMATION


Item I.  Financial Statements
         --------------------

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                                BALANCE SHEET


                                   ASSETS


                                  March 31,          December 31,
                                    2000                1999
                                 -----------         -----------
                                 (Unaudited)          (Audited)

CURRENT ASSETS:
  Cash                           $    1,277          $   20,326
                                 ----------          ----------

      TOTAL CURRENT ASSETS            1,277              20,326

FIXED ASSETS -
  Mobile Block Plant #1             500,000                 -
  Mobile Block Plant #2             130,000                 -
  Mobile Block Plant #3             200,000                 -
  Mobile Block Plant #4             225,000                 -
  Mobile SB Machine                 193,000                 -
                                 ----------          ----------

      TOTAL FIXED ASSETS          1,248,000              20,326

OTHER ASSETS -
  Equipment Deposits                    -               300,000
  Equipment (surface bonding
    machine not placed in
    service)                            -               185,100
  Bullhide                          201,363                 -
  Great Wall/China                1,779,518           1,771,018
  C.T. India                      1,150,800           1,150,800
  C.T. Mexico                       681,830             681,830
  Great Wall JV Investment          450,000                 -
  I.M.S.I.                        5,600,000           5,600,000
  License Rights                     85,000              90,000
  Romania License Rights             10,000                 -
                                 ----------          ----------

      TOTAL OTHER ASSETS          9,958,511           9,778,748
                                 ----------          ----------

             TOTAL ASSETS       $11,207,788          $9,799,074
                                 ==========           =========


                        EAGLE CAPITAL INTERNATIONAL, LTD.
                                   BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    March 31,       December 31,
                                      2000             1999
                                   -----------      -----------
                                   (Unaudited)       (Audited)

CURRENT LIABILITIES:
  Accounts payable                 $    78,008     $    94,173
  Advances from A. D=Amato             815,685           5,860
  Commitments payable to
   unconsolidated subsidiaries          69,000         149,500
  Notes payable - other                475,000         475,000
  Short Term Loan                      850,000             -
                                   -----------      -----------

     TOTAL CURRENT LIABILITIES       2,287,693         724,533

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 1,586,400 and
    1,586,400 shares issued
    and outstanding at
    March 31, 2000 and
    December 31, 1999                      967           1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 947,053 and -0-
    shares issued and outstanding
    at March 31, 2000 and
    December 31, 1999                      827             856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    2,642,118 and 1,997,918
    issued and outstanding
    at March 31, 2000 and
    December 31, 1999                    7,705           7,103
  Retained earnings                 (3,374,786)            -
  Additional paid in capital        13,224,796      13,202,755
  Deficit accumulated prior to
    January 1, 1998                   (708,682)       (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                   (53,786)     (3,428,572)
                                   -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY      8,920,094       9,074,541

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $11,207,788     $ 9,799,074
                                   ===========      ===========


See accompanying notes to financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended
                                    March 31,        March 31,
                                      2000              1999
                                   -----------       -----------

TOTAL REVENUES                     $       -         $       -


GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Accounting                               -               7,925

  Advertising                            5,000             5,460
  Auto expense                             -               4,586

  Bank charges                             488               174
  Budget-SW Management                  10,000               -
  Consulting fees                        9,000           498,640
  Financing fees                        85,000               -

  Interest                                 -                 -
  Leases                                27,000               -
  Legal fees                            25,030            31,686

  Miscellaneous expense                    120            28,889

  Office expense                           -               7,637
  Rent                                   6,508               700

  Taxes and licenses                       -                 229

  Telephone                                -               2,232
  Travel expense                         3,161             5,117
                                   -----------       -----------

             TOTAL EXPENSES            171,947           593,275


PROVISION FOR INCOME TAXES                 -                 -

NET (LOSS)                         $  (171,947)      $  (593,275)
                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          18,377,249        12,191,918
                                   ===========       ===========

NET INCOME (LOSS) PER COMMON
 SHARE                             $      (.01)      $      (.05)
                                   ===========       ===========



See accompanying notes to financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                       Three Months Ended
                                     March 31,      March 31,
                                       2000           1999
                                   -----------     ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                        $  (176,947)    $ (593,275)
   Stock issued for services               -          488,400
   Net in operating assets and
     liabilities:
       Prepaid expenses                    -             (900)
       Accounts payable                (16,165)       132,118
                                   -----------     ----------

NET CASH USED BY OPERATIONS           (193,112)        26,342
                                   -----------     ----------

CASH USED BY INVESTING
 ACTIVITIES:
   Deposits on equipment                   -           (8,000)
   Investment in unconsolidated
     subsidiary                       (659,863)           -
   Investment in license rights         (5,000)           -
   Purchase of property and
     equipment                        (762,900)           -
                                   -----------     ----------

   NET CASH USED IN INVESTING
      ACTIVITIES                    (1,427,763)        (8,000)
                                   -----------     ----------

CASH USED BY FINANCING
 ACTIVITIES:
   Payments to notes to joint
  venture partners                     (80,500)       (19,000)
   Short term loans                  1,659,826            -
   Cash for sale of stock               22,500            -
                                   -----------     ----------

NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES             1,601,826        (19,000)
                                   -----------     ----------

NET INCREASE (DECREASE) IN CASH        (19,049)          (658)

CASH AT BEGINNING OF PERIOD             20,326             48
                                   -----------     ----------

CASH AT END OF PERIOD              $     1,277     $     (610)
                                   ===========     ==========


See accompanying notes to financial statements.

                        EAGLE CAPITAL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                (March 31, 2000)



NOTE 1 -        THE COMPANY
                -----------

                Eagle Capital International, Ltd. (the "Company") is a Nevada corporation in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc. ("IMSI"), a Nevada corporation, and through license and distribution rights of other technologically advanced building products.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                ------------------------------------------

                Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

                        EAGLE CAPITAL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                (March 31, 2000)



NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
                ---------------------------------------------------

                Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

                Development Stage Company Reclassification - Effective January 1, 2000, the Company was reclassified as a going concern.

NOTE 3 -	STOCKHOLDERS' EQUITY
                --------------------

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

NOTE 4 -	PRIVATE PLACEMENT OFFERING
                --------------------------

                In March of 2000, the Company commenced a Private Placement Offering (the "Offering") for an $850,000.00 convertible note to "accredited investors" under the Securities Act of 1933, as amended. The conversion price for each share of the Company's common stock was $1.00. The Offering was completed on March 13, 2000.

                        EAGLE CAPITAL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                (March 31, 2000)



NOTE 5 -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------

                The Company's President and Chief Executive Officer, Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending March 31, 2000 totaling $815,686.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS

        The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

        At March 31, 2000, the Company had total assets of $11,207,788, as compared to total assets of $5,139,504 at March 31, 1999; current liabilities and total liabilities of $2,287,693, as compared to current liabilities and total liabilities of $468,382 at March 31, 1999; and a net worth of $8,920,095, as compared to a net worth of $4,671,122 in the same quarter of 1999. The principal reason for the increases in both total assets and net worth was due to the issuance of the Company's Preferred B securities in exchange for the Company's interests in IMSI, CTI, CTM, GWNBS and the purchase of certain fixed assets used in the companies operations.
 The Preferred B securities issued in connection with these acquisitions was recorded at a value of $10 per share ($1 value of common stock, conversion rate of 10:1).

Liquidity and Capital Resources

        As of March 31, 2000, the Company's cash totaled $1,277 as compared to $(610) at March 31, 1999. Net cash used in operations was $(171,947) compared to $(593,275) used for operations in the same quarter of 1999. The decrease in cash used in operations is primarily due to less money being spent on consulting fees. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its India, China and Mexico subsidiaries. Management believes based upon current results that the company will be able to fund its operations entirely from revenue by the third quarter of 2000. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company anticipates raising capital from the sale of its securities during the second quarter of 2000; however, in the interim for the months of April, May and June, 2000, certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.

	The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

        Sales for the period ending March 31, 2000 were $0 compared with sales of $0 in the same quarter of 1999. Based upon current contracts, the Company expects sales of $25 million for fiscal 2000. The Company experienced a net loss of $176,947 for the period ending March 31, 2000 compared to a net loss of $593,786 in for the same quarter of 1999. The decrease in net loss is primarily due to the decrease in consulting fees paid.

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

Item 5.         OTHER INFORMATION

                One May 26, 2000, Mr. Richard Lahey resigned as a
                Director and Treasurer of the company. Mr. Lahey left to pursue other business ventures and still works closely with the Company and remains a large shareholder.

                On June 2, 2000, the Company appointed Donald Pollock as a Director and Corporate Treasurer.

                On June 2, 2000, the Company appointed Robert Kornahrens as a Director.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) There are no exhibits required to be filed for the period covered by this Report.

                (b) On February 29, 2000 the Company filed form 8-K announcing it's purchase of 44% of the outstanding stock of Bullhide Corporation.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAGLE CAPITAL INTERNATIONAL, LTD.


June 8, 2000                 By:/S/Anthony D'Amato
                                --------------------------
                                Anthony D'Amato, President