Form 10-Q/A
period 2000-03-31
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-08-09
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                         FORM 10-QSB/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 2000


                Commission File Number: 0-26322


               EAGLE CAPITAL INTERNATIONAL, LTD.
(Exact Name of Small Business Issuer as Specified in its Charter)

       Nevada                                   88-0303769
(State of Incorporation)                  (IRS Employer I.D. No.)


1900 Corporate Blvd., 4th Floor, East Tower, Boca Raton, FL 33431
           (Address of principal executive offices )


                         (561) 988-2550
        (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No [_]


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,705,288 shares of Common Stock, $.01 par value, issued and outstanding at March 31, 2000.

               EAGLE CAPITAL INTERNATIONAL, LTD.

                             INDEX



PART I.    AMENDED FINANCIAL INFORMATION

    Item 1.     Amended Financial Statements


                Balance Sheets - March 31, 2000 (Unaudited) and
                December 31, 1999

                Statements of Operations - Three months ended March 31, 2000 and 1999 (Unaudited).

                Statements of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited).

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

    Item 3.   Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security-Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

               EAGLE CAPITAL INTERNATIONAL, LTD.


                 PART I - FINANCIAL INFORMATION


Item I.  Amended Financial Statements
         ----------------------------

               EAGLE CAPITAL INTERNATIONAL, LTD.
                     AMENDED BALANCE SHEETS


                             ASSETS

                                March 31,          December 31,
                                   2000                1999
                               (Unaudited)           (Audited)
                               -----------         ------------

CURRENT ASSETS:
  Cash                         $     1,277         $     20,326
                               -----------         ------------
      TOTAL CURRENT ASSETS           1,277               20,326
                               -----------         ------------

EQUIPMENT -
  Mobile Block Plant #1            500,000                -
  Fixed Block Plant #2             130,000                -
  Mobile Block Plant #3            200,000                -
  Mobile Block Plant #4            225,000                -
  Mobile SB Machine                193,000              185,100
                               -----------         ------------
      TOTAL EQUIPMENT            1,248,000              185,100
                               -----------         ------------

OTHER ASSETS -
  Equipment Deposits                   -                300,000
  Investments:
    Bullhide                       201,363                -
    Great Wall/China             2,054,518            1,771,018
    C.T. India                   1,150,800            1,150,800
    C.T. Mexico                    681,830              681,830
    I.M.S.I.                     5,600,000            5,600,000
    License Rights                  85,000               90,000
    Romania License Rights          10,000                -
                               -----------         ------------
      TOTAL OTHER ASSETS         9,783,511            9,593,648
                               -----------         ------------

             TOTAL ASSETS      $11,032,788         $  9,799,074
                               ===========         ============




See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
                     AMENDED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                    March 31,       December 31,
                                      2000              1999
                                   (Unaudited)       (Audited)
                                   -----------     -------------
CURRENT LIABILITIES:
  Accounts payable                 $    78,008     $    94,173
  Advances from officer                640,686           5,860
  Commitments payable to
   unconsolidated subsidiaries          69,000         149,500
  Notes payable - other              1,475,000         475,000
  Short Term Loan                      850,000             -
                                   -----------     -----------
     TOTAL CURRENT LIABILITIES       3,112,684         724,533
                                   -----------     -----------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 967,400 and
    1,080,600 shares issued
    and outstanding at
    March 31, 2000 and
    December 31, 1999                      967           1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 826,615 and 856,021
    shares issued and outstanding
    at March 31, 2000 and
    December 31, 1999                      827             856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    7,705,288 and 7,103,228 shares
    issued and outstanding
    at March 31, 2000 and
    December 31, 1999                    7,705           7,103
  Additional paid in capital        13,224,796      13,202,755
  Deficit accumulated prior to
    January 1, 1998                   (708,682)       (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                (4,605,519)     (3,428,572)
                                   -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY      7,920,094       9,074,541
                                   -----------     -----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $11,032,788     $ 9,799,074
                                   ===========     ===========




See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
                AMENDED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                       Three Months Ended
                                    March 31,         March 31,
                                      2000              1999
                                   -----------       ----------

TOTAL REVENUES                     $      -0-        $      -0-

GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Accounting                               -               7,925
  Advertising                            5,000             5,460
  Auto expense                             -               4,586
  Bank charges                             790               174
  Budget-SW Management                  10,000               -
  Consulting fees                        9,000           498,640
  Contributions                          5,000               -
  Financing fees                        85,000               -
  Leases                                27,000               -
  Legal fees                            25,030            31,686
  Lone Wolf settlement               1,000,000               -
  Miscellaneous expense                    120            28,889
  Office expense                           338             7,637
  Rent                                   6,508               700
  Taxes and licenses                       -                 229
  Telephone                                -               2,232
  Travel expense                         3,161             5,117
                                   -----------       -----------
             TOTAL EXPENSES          1,176,947           593,275

PROVISION FOR INCOME TAXES                 -                 -
                                   -----------       -----------

NET LOSS                           $(1,176,947)      $  (593,275)
                                   ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          18,381,688        12,191,918
                                   ===========       ===========

NET LOSS PER COMMON SHARE          $      (.06)      $      (.05)
                                   ===========       ===========






See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
                AMENDED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                            Three Months Ended
                                          March 31,      March 31,
                                            2000           1999
                                        ------------    ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                              $(1,176,947)    $ (593,275)
  Stock issued for services                     -          488,400
  Net change in operating assets
   and liabilities:
    Prepaid expenses                            -             (900)
    Commitments payable to
     unconsolidated subsidiaries           (80,500)       (19,000)
    Note payable - Lone Wolf              1,000,000            -
    Accounts payable                        (16,165)       132,118
                                        -----------     ----------
   NET CASH PROVIDED BY
    (USED IN) OPERATIONS                   (273,612)         7,342
                                        -----------     ----------
CASH USED BY INVESTING
 ACTIVITIES:
  Deposits on equipment                         -           (8,000)
  Investment in unconsolidated
   subsidiary                              (484,863)           -
  Investment in license rights               (5,000)           -
  Purchase of property and
   equipment                               (762,900)           -
                                        -----------     ----------
   NET CASH USED IN INVESTING
      ACTIVITIES                         (1,252,763)        (8,000)
                                        -----------     ----------
CASH USED BY FINANCING
 ACTIVITIES:
  Advances from shareholder                 634,826            -
  Short term loans                          850,000            -
  Cash for sale of stock                     22,500            -
                                        -----------     ----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  1,507,326            -
                                        -----------     ----------

NET DECREASE IN CASH                        (19,049)          (658)

CASH AT BEGINNING OF PERIOD                  20,326             48
                                        -----------     ----------

CASH AT END OF PERIOD                   $     1,277     $     (610)
                                        ===========     ==========




See notes to financial statements.

                 EAGLE CAPITAL INTERNATIONAL, INC.
               AMENDED NOTES TO FINANCIAL STATEMENTS
                        (March 31, 2000)

NOTE 1 -  THE COMPANY
          -----------

          Eagle Capital International, Ltd. (the "Company") is a Nevada corporation in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc. ("IMSI"), a Nevada corporation, and through license and distribution rights for other technologically advanced building products.

          On February 18, 2000, the Company entered into an Agreement for Termination of Master Equipment Sales Agreement ("Termination Agreement") with Lone Wolf Energy, Inc. ("Lone Wolfe"). Under this Termination Agreement, Lone Wolf agreed to cancel a Master Equipment Sales Agreement dated February 26, 1999, entered into between Lone Wolf and the Company wherein the Company was obligated to purchase a minimum of ten Mobile Block Plants from Lone Wolf and pay Lone Wolf $.035 per block produced. As consideration to Lone Wolf for their agreement to cancel the Company's purchase obligations under the Master Equipment Sales Agreement, the Company entered into a $1,000,000 non-interest bearing note payable to Lone Wolf. The note is due on July 31, 2000 (as amended), and if not paid or otherwise becomes delinquent, accrues interest from July 31, 2000 forward. The Company has agreed to pay Lone Wolf $12,000 per month for the months of May, June and July 2000 for extending the due date to July 31, 2000. The interim financial statements as of March 31, 2000 and for the three months then ended have been amended on this Form 10-QSB/A to reflect the issuance of this note and related expense.

          In March 2000, the Company acquired approximately 44% of Bullhide Liner Corporation ("Bullhide") in exchange for approximately $200,000. Bullhide has patented technologies and methods which management believes will compliment the Company's international plans.

          On April 25, 2000, proxies were submitted by a majority of the shareholders of the Company approving a change of the Company's name to Eagle Building Technologies, Ltd. It is anticipated that the name change will take effect in the third quarter of 2000.

                 EAGLE CAPITAL INTERNATIONAL, INC.
               AMENDED NOTES TO FINANCIAL STATEMENTS
                        (March 31, 2000)


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

NOTE 3 -  STOCKHOLDERS' EQUITY
          --------------------

          Net loss per common share is based on the weighted average of shares outstanding during the period.

          Class A Preferred - The Company has authorized 10,000,000 shares of Class A preferred stock (Class A), which may be converted at the holders' option into 2.5 shares of common stock for each share of Class A. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock,

                 EAGLE CAPITAL INTERNATIONAL, INC.
               AMENDED NOTES TO FINANCIAL STATEMENTS
                        (March 31, 2000)


NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)
          --------------------

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

NOTE 4 -  SHORT-TERM LOAN
          ---------------

          In March 2000, the Company commenced a Private Placement Offering (the "Offering") of an $850,000 convertible note to "accredited investors" under the Securities Act of 1933, as amended. The Note is convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Offering was completed on March 13, 2000.

NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The Company's President and Chief Executive Officer,
          Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending March 31, 2000 totaling $640,686.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At March 31, 2000, the Company had total assets of $11,032,788, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities of $3,112,694 at March 31, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at March 31, 2000 of $7,920,094, as compared to $9,074,541 at December 31, 1999. The principal reason for the decrease in stockholders' equity was due to the recording during the quarter ended March 31, 2000 of a $1,000,000 note payable and related expenses thereon to Lone Wolf Energy, Inc. in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf.

Liquidity and Capital Resources

     As of March 31, 2000, the Company's cash totaled $1,277 as compared to $20,326 at December 31, 1999. Net cash used in operations was $273,612 compared to $7,342 provided by operations in the same quarter of 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its India, China and Mexico subsidiaries. Management believes based upon current results that the company will be able to fund its operations entirely from revenue by the third quarter of 2000. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company anticipates raising capital from the sale of its securities during the second quarter of 2000; however, in the interim for the months of April, May and June, 2000, certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the period ended March 31, 2000 were $0 compared with sales of $0 in the same quarter of 1999. Based upon current contracts, the Company expects sales of approximately $23 million for fiscal 2000. The Company experienced a net loss of $1,176,947 for the period ended March 31, 2000 compared to a net loss of $593,786 for the same quarter of 1999. The increase in net loss is primarily due to the recording during the quarter ended March 31, 2000 of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf Energy, Inc. in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf.

FORWARD LOOKING STATEMENTS

     Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding the Company's planned capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business including, without limitation, risks associated with investing in and the marketing of IMSI's Wall System, risks concerning the protection of IMSI's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

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

          (b) On February 29, 2000 the Company filed form 8-K announcing its purchase of 44% of the outstanding stock of Bullhide Corporation.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE CAPITAL INTERNATIONAL, LTD.


August 7, 2000                By:/s/ Anthony D'Amato
                                 --------------------------------
                                 Anthony D'Amato, President