Form 10-Q
period 2000-06-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-08-11
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2000


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

There were 9,925,968 shares of Common Stock, $.01 par value, issued and outstanding at June 30, 2000.

               EAGLE CAPITAL INTERNATIONAL, LTD.

                             INDEX



PART I.    CONSOLIDATED FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements


                  Balance Sheets - June 30, 2000 (Unaudited) and
                  December 31, 1999

                  Statements of Operations - For the three and six months ended June 30, 2000 and 1999 (Unaudited).

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999 (Unaudited).

                  Notes to Consolidated Financial Statements.

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

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security-Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

               EAGLE CAPITAL INTERNATIONAL, LTD.


                 PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements
         ---------------------------------

               EAGLE CAPITAL INTERNATIONAL, LTD.
                  CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                  June 30,         December 31,
                                   2000                1999
                                -----------        ------------
                                (Unaudited)         (Audited)

CURRENT ASSETS:
  Cash                          $   755,036        $    20,326
  Advances to Bullhide               51,250               -
  Advances to
   Business Dimensions                6,000               -
  Employee advances                   3,528               -
                                -----------        -----------
      TOTAL CURRENT ASSETS          815,814             20,326
                                -----------        -----------

FIXED ASSETS -
  Mobile Block Plant #1             550,612               -
  Fixed Block Plant #2              680,382               -
  Mobile Block Plant #3             200,000               -
  Mobile Block Plant #4             255,000               -
  Mobile SB Machine                 218,500            185,100
  Other                               2,857               -
                                -----------        -----------
      TOTAL FIXED ASSETS          1,907,351            185,100
                                -----------        -----------

OTHER ASSETS -
  Equipment Deposits                   -               300,000
  Investments:
    Bullhide                        201,363               -
    Great Wall/China                   -             1,771,018
    C.T. India                         -             1,150,800
    C.T. Mexico                        -               681,830
    I.M.S.I.                      5,600,000          5,600,000
    Purchased goodwill in
     consolidated subsidiaries    3,578,755               -
    License Rights                   95,000             90,000
                                -----------        -----------
      TOTAL OTHER ASSETS          9,475,118          9,593,648
                                -----------        -----------
             TOTAL ASSETS       $12,198,283        $ 9,799,074
                                ===========        ===========


See notes to financial statements.

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                    CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                       June 30,           December 31,
                                         2000                 1999
                                      -----------         ------------
                                      (Unaudited)          (Audited)
CURRENT LIABILITIES:
  Accounts payable                    $    146,033        $     94,173
  Advances from officer                    862,990               5,860
  Commitments payable to
   unconsolidated subsidiaries                -                149,500
  Other short term notes payable         2,575,000             475,000
                                      ------------        ------------
     TOTAL CURRENT LIABILITIES           3,584,023             724,533
                                      ------------        ------------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 967,400 and
    1,080,600 shares issued
    and outstanding at
    June 30, 2000 and
    December 31, 1999                          967               1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 605,531 and 856,021
    shares issued and outstanding
    at June 30, 2000 and
    December 31, 1999                          606                 856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    9,925,968 and 7,103,228 shares
    issued and outstanding
    at June 30, 2000 and
    December 31, 1999                        9,926               7,103
  Additional paid in capital            13,817,214          13,202,755
  Deficit accumulated prior to
    January 1, 1998                       (708,682)           (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                    (4,505,771)         (3,428,572)
                                      ------------        ------------
     TOTAL STOCKHOLDERS' EQUITY          8,614,260           9,074,541
                                      ------------        ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $ 12,198,283        $  9,799,074
                                      ============        ============





See notes to financial statements.

                 EAGLE CAPITAL INTERNATIONAL, LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)


                                       Three Months Ended                Six Months Ended
                                   June 30,          June 30,          June 30,     June 30,
                                     2000              1999              2000         1999
                                  -----------       ----------       -----------   -----------

TOTAL REVENUES                    $   750,000       $      -0-       $   750,000   $       -0-

GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Accounting                           26,347            8,451            26,347        16,903
  Advertising/marketing                32,680            7,005            37,680        14,010
  Bank charges                          1,950              -               2,740           -
  Management Fees                      30,085           32,500            40,085        65,000
  Common stock for services           220,750          472,100           220,750       944,200
  Consulting fees                       9,040           28,910            18,040        57,820
  Contributions                           -                -               5,000           -
  Contract labor                       15,061              -              15,061           -
  Employee costs                       80,031              -              80,031           -
  Financing fees                       67,241              -             152,241           -
  Legal fees                           55,218           33,397            80,248        66,794
  Lone Wolf settlement                    -                -           1,000,000           -
  Miscellaneous                         2,058              -               2,178           -
  Office                                4,738           19,271             5,076        38,542
  Postage and freight                  20,849              -              20,849           -
  Rent                                 13,906           27,710            47,414        55,420
  Taxes and licenses                      455              -                 455           -
  Telephone                            11,620              -              11,620           -
  Travel                               58,223           12,108            61,384        24,211
                                  -----------       ----------       -----------   -----------
             TOTAL EXPENSES           650,252          641,452         1,827,199     1,282,900

PROVISION FOR INCOME TAXES                -                -                 -             -
                                  -----------       ----------       -----------   -----------
NET INCOME (LOSS)                 $    99,748       $ (641,452)      $(1,077,199)  $(1,282,900)
                                  ===========       ==========       ===========   ===========


                  EAGLE CAPITAL INTERNATIONAL, LTD.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
                            (Unaudited)

                                       Three Months Ended                Six Months Ended
                                   June 30,          June 30,         June 30,      June 30,
                                     2000              1999             2000          1999
                                  -----------       ----------       -----------   -----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    - Basic                         8,244,178        4,388,528         9,015,578     4,588,128
    - Diluted                      17,608,333        7,090,028        17,251,636     9,489,340

NET INCOME (LOSS) PER
 COMMON SHARE:
    - Basic                       $       .01      $      (.15)      $      (.12)   $     (.28)
                                  ===========      ===========       ===========    ==========
    - Diluted                     $       .01      $      (.09)      $      (.06)   $     (.14)
                                  ===========      ===========       ===========    ==========








See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                           Six Months Ended
                                        June 30,        June 30,
                                          2000            1999
                                      -----------     -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                            $(1,077,199)    $(1,282,900)
  Stock issued for services               220,750         944,200
  Net change in operating assets
   and liabilities:
    Prepaid expenses and advances         (60,778)            -
    Commitments payable to
     unconsolidated subsidiaries         (149,500)            -
    Note payable - Lone Wolf            1,000,000             -
    Accounts payable                       51,860          40,129
                                      -----------     -----------
      NET CASH USED IN OPERATIONS         (14,867)       (298,571)
                                      -----------     -----------
CASH USED IN INVESTING
 ACTIVITIES:
  Deposits on equipment                      -            (73,000)
  Investment in unconsolidated
   subsidiaries                          (655,684)       (339,541)
  Investment in license rights             (5,000)        (60,000)
  Purchase of property and
   equipment                             (871,869)            -
                                      -----------     -----------
   NET CASH USED IN INVESTING
      ACTIVITIES                       (1,532,553)       (472,541)
                                      -----------     -----------
CASH PROVIDED BY FINANCING
 ACTIVITIES:
  Advances from officer                   857,130             -
  Short term loans                      1,350,000             -
  Cash for sale of stock                   75,000         852,500
                                      -----------     -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                2,282,130         852,500
                                      -----------     -----------

NET INCREASE IN CASH                      734,710          81,388

CASH AT BEGINNING OF PERIOD                20,326              48
                                      -----------     -----------
CASH AT END OF PERIOD                 $   755,036     $    81,436
                                      ===========     ===========




See notes to financial statements.

                 EAGLE CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (June 30, 2000)


NOTE 1 -  THE COMPANY
          -----------

          Eagle Capital International, Ltd. and its wholly-owned and majority owned subsidiaries ("the "Company") is a Nevada corporation in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc. ("IMSI"), a Nevada corporation, and through license and distribution rights of other technologically advanced building products.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

          In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

                 EAGLE CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (June 30, 2000)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          Principles of Consolidation - As of June 30, 2000 and for the six months then ended, the accompanying financial statements included the accounts of Eagle Capital International, Ltd, and its wholly-owned subsidiaries, CT Great Wall of China and CT Mexico and its majority owned (70%) subsidiary, CT India. All intercompany accounts and transactions are eliminated in consolidation. The Company has recorded purchased goodwill in the amount of $3,578,755 as of June 30, 2000, which represents the recorded cost of such subsidiaries in excess of the fair market value of the subsidiaries net assets.

          Organizational Costs - The Company has adopted statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP No. 98-5, the Company has expensed all organizational costs.

          Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers investments with an original maturity of less than three months to be cash equivalents.

          Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

NOTE 3 -  STOCKHOLDERS' EQUITY

          Net Loss Per Common Share - Net loss per common share (basic) is based on the weighted average of common shares outstanding during the periods. Net loss per common share (diluted) is based on the weighted average of common shares plus all common stock equivalents including the conversion of outstanding preferred stock and convertible notes payable.

          Class A Preferred - The Company has authorized 10,000,000 shares of Class A preferred stock (Class A), which may be converted at the holders' option into 2.5 shares of common stock for each share of Class A. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock, with dividend rights equal to 20% of net income commencing with the year ended December 31, 1998.

                 EAGLE CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (June 30, 2000)


NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)

          Class B Preferred - The Company has authorized 10,000,000 shares of Class B preferred stock (Class B) which may be converted at the holders' option into 10 shares of common stock for each share of Class B held. Class B does not have preferential cumulative dividend or liquidation rights.

NOTE 4 -  SHORT-TERM LOANS

          In March 2000, the Company commenced a Private Placement Offering (the "Offering") of an $850,000 convertible note to "accredited investors" under the Securities Act of 1933, as amended. The Note is convertible into shares of the Company's common stock at a conversion price of $1.00 per share. The Offering was completed on March 13, 2000.

          On February 18, 2000, the Company entered into an Agreement for Termination of Master Equipment Sales Agreement ("Termination Agreement") with Lone Wolf.
          Under this Termination Agreement, Lone Wolf agreed to cancel a Master Equipment Sales Agreement dated February 26, 1999, entered into between Lone Wolf Energy Inc. ("Lone Wolf") and the Company wherein the Company was obligated to purchase a minimum of ten Mobile Block Plants from Lone Wolf and pay Lone Wolf $.035 per block produced. As consideration to Lone Wolf for their agreement to cancel the Company's purchase obligations under the Master Equipment Sales Agreement, the Company entered into a $1,000,000 non-interest bearing note payable to Lone Wolf. The note is due on July 31, 2000 (as amended), and if not paid or otherwise becomes delinquent, accrues interest from July 31, 2000 forward. The Company has agreed to pay Lone Wolf $12,000 per month for the months of May, June and July 2000 for extending the due date to July 31, 2000.

          Other short-term loans used for working capital totaled
          $725,000 as of June 30, 2000.

NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company's President and Chief Executive Officer,
          Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending June
          30, 2000 totaling $862,990.

          The Company's Director, Robert Kornahrens, made a short term loan to the Company during the period ending June
          30, 2000, totaling $500,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At June 30, 2000, the Company had total assets of $12,198,283, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities of $3,584,023 at June 30, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at June 30, 2000 of $8,614,260, as compared to $9,074,541 at December 31, 1999.
The decrease in stockholders' equity was due to the recording during the six months ended June 30, 2000 of a $1,000,000 note payable and related expense thereon to Lone Wolf in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf.

Liquidity and Capital Resources

     As of June 30, 2000, the Company's cash totaled $755,036 as compared to $20,326 at December 31, 1999. Net cash used in operations was $14,867 compared to $298,571 in the same quarter of 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its India, China and Mexico subsidiaries. Management believes based upon current results that the company will be able to fund its operations entirely from revenue by the third quarter of 2000. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company anticipates raising capital from the sale of its securities during the third quarter of 2000; however, in the interim for the months of July, August and September, 2000, certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the period ended June 30, 2000 were $750,00 compared with sales of $0 in the same quarter of 1999. Based upon current contracts, the Company expects sales of $23 million for fiscal 2000. In June 2000, Eagle received a non-refundable commission of

$750,000 on a project in Bombay, India that will ultimately use over 3,000,000 of the patented IMSI System blocks. It is anticipated that production will commence on this project in
September 2000.   The Company  experienced net income of $99,748
for the quarter ended June 30, 2000, and a net loss of $1,077,199 for the six months ended June 30, 2000 compared to a net loss of $641,452 and $1,282,900 for the same periods of 1999. Net loss recorded for the six months ended June 30, 2000, is primarily due to the recording of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf.

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

Item 5.   OTHER INFORMATION

          On May 26, 2000, Richard W. Lahey resigned as a Director and Treasurer of the company. Mr. Lahey left to pursue other business ventures and still works closely with the Company and remains a large shareholder.

          On June 2, 2000, the Company appointed Donald Pollock as a Director and Corporate Treasurer.

          On June 2, 2000, the Company appointed Robert Kornahrens as a Director.

          On August 1, 2000, the Company appointed Wilfred C.
          Mango, Jr. as Chief Operating Officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b) There were no reports on Form 8-K filed for the period covered by this Report.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE CAPITAL INTERNATIONAL, LTD.


August 10, 2000               By:/s/ Anthony D'Amato
                                 ------------------------------
                                 Anthony D'Amato, President