Form 10-Q
period 2000-09-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-11-21
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 2000
                                      ------------------

                Commission File Number: 0-26322
                                        -------

               EAGLE CAPITAL INTERNATIONAL, LTD.
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

       Nevada                                   88-0303769
------------------------                  -----------------------
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

                     Yes  [ X ]     No  [  ]


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                     Yes [  ]      No  [ X ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,938,686 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 2000.

               EAGLE CAPITAL INTERNATIONAL, LTD.

                             INDEX



PART I.    CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Balance Sheets - September 30, 2000 (Unaudited) and
            December 31, 1999

            Statements of Operations - For the three and nine months ended September 30, 2000 and 1999 (Unaudited).

            Statements of Cash Flows - Nine months ended September 30, 2000 and 1999 (Unaudited).

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security-Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                EAGLE CAPITAL INTERNATIONAL, LTD.


                 PART I - FINANCIAL INFORMATION


Item I.   Consolidated Financial Statements
          ---------------------------------

               EAGLE CAPITAL INTERNATIONAL, LTD.
                  CONSOLIDATED BALANCE SHEETS


                         ASSETS

                                    September 30,       December 31,
                                       2000                1999
                                    (Unaudited)         (Audited)
                                    -------------       ------------

CURRENT ASSETS:
  Cash                              $ 2,361,416         $    20,326
  Advances to Bullhide                   70,900                -
  Advances to
   Business Dimensions                   14,000                -
  Other advances                         27,581                -
                                    -----------         -----------
      TOTAL CURRENT ASSETS            2,473,897              20,326
                                    -----------         -----------

FIXED ASSETS -
  Mobile Block Plant #1                608,112                -
  Mobile Block Plant #2                255,000                -
  Fixed Block Plant                    130,000                -
  Mobile SB Machine (India)            218,500             185,100
  Other                                 27,439                -
                                   -----------         -----------
      TOTAL FIXED ASSETS             1,239,051             185,100
                                   -----------         -----------
OTHER ASSETS -
  Equipment Deposits                   200,000             300,000
  Investments:
    Bullhide                           201,363                -
    Great Wall/China                      -              1,771,018
    C.T. India                            -              1,150,800
    C.T. Mexico                           -                681,830
    I.M.S.I. (net of
      accumulated amortization
      of $210,000 at September
      30, 2000)                      5,390,000           5,600,000
    Purchased goodwill in
     CT Great Wall of China
     (net of accumulated
      amortization of $46,609
      at September 30, 2000)         1,817,759                -
    China joint venture                557,632                -
    License Rights (net of
      accumulated amortization
      of $3,188 at September
      30, 2000)                         91,812              90,000
                                   -----------         -----------
      TOTAL OTHER ASSETS             8,258,566           9,593,648
                                   -----------         -----------

             TOTAL ASSETS          $11,971,514         $ 9,799,074
                                   ===========         ===========



See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,     December 31,
                                                2000              1999
                                             (Unaudited)       (Audited)
                                             -------------     ------------
CURRENT LIABILITIES:
  Accounts payable                           $   1,051,867     $     94,173
  Advances from officer                          1,237,170            5,860
  Commitments payable to
   unconsolidated subsidiaries                        -             149,500
  Deferred revenue                                 100,000             -
  Other short term notes payable                 2,880,000          475,000
                                             -------------     ------------
     TOTAL CURRENT LIABILITIES                   5,269,037          724,533
                                             -------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 897,400 and
    1,080,600 shares issued
    and outstanding at
    September 30, 2000 and
    December 31, 1999                                  897            1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 565,846 and 856,021
    shares issued and outstanding
    at September 30, 2000 and
    December 31, 1999                                  566              856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    11,938,686 and 7,103,228 shares
    issued and outstanding
    at September 30, 2000 and
    December 31, 1999                               11,938            7,103
  Additional paid in capital                    14,213,029       13,202,755
  Deficit accumulated prior to
    January 1, 1998                               (708,682)        (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                            (6,815,271)      (3,428,572)
                                             -------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                  6,702,477        9,074,541
                                             -------------     ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                  $  11,971,514     $  9,799,074
                                             =============     ============




See notes to financial statements.

                      EAGLE CAPITAL INTERNATIONAL, LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Three Months Ended                Nine months Ended
                                          September 30,                     September 30,
                                       2000           1999              2000           1999
                                  -----------      -----------       -----------   -----------
SALES                             $ 2,166,667      $      -0-        $ 2,166,667   $       -0-

COST OF SALES                         766,453             -0-            766,453           -0-
                                  -----------      -----------       -----------   -----------
GROSS PROFIT                        1,400,214             -0-          1,400,214           -0-
                                  -----------      -----------       -----------   -----------
OPERATING EXPENSES:
  Accounting                              176            3,000            26,766        38,805
  Advertising/marketing                 1,558           12,500            28,134        25,625
  Amortization                         94,367              -             259,797           -
  Bank charges                          1,825              488             4,593           801
  Commission                          151,667              -             151,667           -
  Common stock for services           347,717              -             568,467           -
  Consulting fees                     106,351           24,400           141,141       897,040
  Contract labor                       26,379              -              40,440           -
  Financing fees                       43,600              -             222,600       106,500
  Freight                                 -                -              20,407           -
  Legal fees                           62,541           31,000           142,221        88,179
  Lone Wolf settlement                    -                -           1,000,000           -
  Management Fees                         -                -              40,085           -
  Miscellaneous                         3,021            4,771             5,339        30,566
  Office                                5,055            4,330            11,214        37,644
  Other Professional Fees              14,125              -              15,125           -
  Payroll and Taxes                     1,407              -              75,938           -
  Rent                                 29,830            3,390            50,243         8,690
  Royalties                            71,714              -              71,714           -
  Telephone                            14,424            2,060            26,044         8,590
  Travel                               42,723            7,925           104,107        23,984
                                  -----------      -----------       -----------   -----------
        TOTAL OPERATING EXPENSES    1,018,480           93,864         3,006,042     1,266,424
                                  -----------      -----------       -----------   -----------

OPERATING INCOME (LOSS)               381,734          (93,864)       (1,605,828)   (1,266,424)
                                  -----------      -----------       -----------   -----------


                       EAGLE CAPITAL INTERNATIONAL, LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
                                  (Unaudited)


                                       Three Months Ended                Nine months Ended
                                          September 30,                     September 30,
                                       2000           1999              2000           1999
                                  -----------      -----------       -----------   -----------

NON-OPERATING COSTS:
  Impairment of goodwill          $       -        $       -         $ 1,714,387   $       -
  Interest Expense                     33,414              -              33,656           504
  Loss on Sale of Securities           27,828              -              27,828           -
  Contributions                           -                -               5,000
                                  -----------      -----------       -----------   -----------
NET INCOME (LOSS)                 $   320,492      $   (93,864)      $(3,386,699)  $(1,266,928)
                                  ===========      ===========       ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    - Basic                        10,912,738        3,142,118         8,625,446     2,458,940
    - Diluted                      17,199,958        3,142,118         8,625,446     2,458,940

NET INCOME (LOSS) PER
 COMMON SHARE:
    - Basic                       $       .03      $      (.03)      $      (.39)  $      (.52)
                                  -----------      -----------       -----------   -----------
    - Diluted                     $       .02      $      (.03)      $      (.39)  $      (.52)
                                  -----------      -----------       -----------   -----------







See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                Nine months Ended
                                          September 30,   September 30,
                                              2000            1999
                                          -------------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                $(3,386,699)    $(1,266,928)
  Impairment of goodwill                    1,714,387             -
  Amortization                                259,797             -
  Stock issued for services                   568,467         688,400
  Net change in operating assets
   and liabilities:
    Advances                                 (112,481)            -
    Commitments payable to
     unconsolidated subsidiaries             (110,500)            -
    Note payable - Lone Wolf                1,000,000             -
    Deferred revenue                          100,000
    Accounts payable                          948,694         138,157
                                          -----------     -----------
     NET CASH PROVIDED BY (USED IN)
     OPERATIONS                               981,665        (440,371)
                                          -----------     -----------

CASH USED IN INVESTING
 ACTIVITIES:
  Deposits on equipment                           -          (162,000)
  Investment in subsidiaries
   (net of cash acquired)                    (485,163)       (210,500)
  Investment in license rights                 (5,000)            -
  Purchase of property and
   equipment                                 (951,094)            -
                                          -----------     -----------
   NET CASH USED IN INVESTING
      ACTIVITIES                           (1,441,257)       (372,500)
                                          -----------     -----------

CASH PROVIDED BY FINANCING
 ACTIVITIES:
  Advances from officer                     1,023,182             -
  Increase in Other Short
   Term Notes Payable                       1,705,000             -
  Cash for sale of stock                       72,500       1,033,923
                                          -----------     -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                    2,800,682       1,033,923
                                          -----------     -----------

NET INCREASE IN CASH                        2,341,090         221,052

CASH AT BEGINNING OF PERIOD                    20,326              48
                                          -----------     -----------

CASH AT END OF PERIOD                     $ 2,361,416     $   221,100
                                          ===========     ===========



See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION

                                            Nine Months Ended
                                               September 30,
                                           2000           1999
                                       ----------     -----------
Cash paid for the period for:
  Interest                             $   33,656     $       504


SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

1. During the nine months ended September 30, 2000, the Company's ownership interest in CT Great Wall of China, CT Mexico and CT India increased to 100%, 100%, and 70%, respectively. In connection therewith, the following accounting has been recorded as of September 30, 2000, and for the nine months then ended:

                                    CT Great Wall          CT            CT
                                    of China             Mexico         India
                                    -------------      -----------    -----------
  Carrying value of investments
    as of December 31, 1999         $ 1,771,018        $   681,830    $ 1,150,800
  Issuance of 29,467 shares of
    Preferred B Stock                    73,668               -              -
  Cash advances                         418,250               -              -
                                    -----------        -----------    -----------
  Carrying value of investments
    as of September 30, 2000        $ 2,262,936        $   681,830    $ 1,150,800
                                    ===========        ===========    ===========



    The following represents the accounting recorded as of September 30, 2000, to consolidate the three subsidiaries:

                                    CT Great Wall          CT            CT
                                    of China             Mexico         India
                                    -------------      -----------    -----------
                                                                                              CT Great Wall          CT
Goodwill                            $   1,864,368      $   625,837    $ 1,088,550
Equipment                                   2,857               -            -
China Joint Venture                       550,382               -            -
Accounts payable                           (9,000)              -            -
Advances from officer                    (175,000)         (30,028)        (3,100)
Eliminate inter-company payable              -              12,000         27,000
Other                                      29,329           74,021         38,350
                                    -------------      -----------    -----------
                                    $   2,262,936      $   681,830    $ 1,150,800
                                    =============      ===========    ===========



2. During the nine months ended September 30, 2000, the Company issued 300,000 shares of common stock in exchange for the forgiveness of a $300,000 note payable owed by the Company to an officer and shareholder.

                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)


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

          On April 25, 2000, proxies were submitted by a majority of the shareholders of the Company approving a change of the Company's name to Eagle Building Technologies, Ltd. It is anticipated that the name change will take effect in the fourth quarter of 2000.

          Impairment of Goodwill - The Company recorded impairment of goodwill in the amount of $1,714,387 during the nine months ended September 30, 2000. The goodwill was purchased in connection with the acquisition of CT Mexico and CT India. Such acquisitions were made in order to acquire the licenses to the IMSI building block system in Mexico and India. Subsequent to such acquisitions, the current management of the Company discovered that such licenses were not perfected which forced the Company to acquire the license rights directly from IMSI under an agreement which requires the Company to pay IMSI a 4.5% royalty on all sales with a minimum royalty required. In addition, it also became apparent that CT Mexico and CT India had not entered into relationships which would result in sales through such subsidiaries. As a result, the Company has determined the purchased goodwill in CT Mexico and CT India is of no value to the Company and has recorded a loss in the amount of $1,714,387 during the nine months ended September 30, 2000.

                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)



NOTE 1 -  THE COMPANY (Cont'd)
          -----------

          Amortization - The Company recorded amortization expense of $259,797 for the nine months ended September 30, 2000. During the year ended December 31, 1999, the Company purchased a 38% interest in IMSI. The sole asset of IMSI is the patent to the IMSI Building Block System. The Company has determined to write-off its investment in IMSI over 20 years and has recorded amortization expense of $210,000 for the nine months ended September 30, 2000. Amortization expense for the nine months ended September 30, 2000 also includes amortization of goodwill in the amount of $46,610 for the Company's investment in CT Great Wall of China (See Note 2) and $3,187 for licenses amortized over 20 years.

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

          Principles of Consolidation - As of September 30, 2000 and for the three and nine months then ended, the accompanying financial statements included the accounts of Eagle Capital International, Ltd, and its wholly-owned subsidiaries, CT
          Great Wall of China and CT Mexico and its majority owned (70%) subsidiary, CT India. All intercompany accounts and transactions are eliminated in consolidation. During the nine months ended September 30, 2000, the Company's ownership interest in CT Great Wall of China increased from 49% to 100%, in CT Mexico from 49% to 100% and in CT India from 40% to 70%.

                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          The principal reason for such increases was the result of a verbal renegotiation of the percentage purchased in 1999. The renegotiation required the shareholders in CT Great Wall of China, CT Mexico and CT India to surrender shares in such companies until the Company's ownership increased to 100% in CT Great Wall of China, 100% in Ct Mexico and 70% in CT India.
          The shares were surrendered through approximately April 2000 when it was determined that the terms of the verbal renegotiations were complete. As such, the Company for financial statement purposes considered itself to exercise control as of April 2000 and has begun to consolidated such subsidiaries beginning April 1, 2000.

          The renegotiation of the percentage originally purchased in CT Great Wall of China, CT Mexico and CT India was agreed to after the current management of the Company discovered that the three companies had not perfected their various license agreements in the IMSI building Block System with IMSI. As a result, the Company acquired such licenses directly from IMSI in exchange for a 4.5% royalty on all sales payable to IMSI with minimum royalties required under the agreement.

          Upon changing from the equity method of accounting to consolidating CT Great Wall of China, CT Mexico and CT India as of April 1, 2000, the following was recorded as of April 1, 2000:

                                    CT Great Wall          CT            CT
                                    of China             Mexico         India
                                    -------------      -----------    -----------
Equipment                           $       2,857      $      -       $      -
China Joint Venture                       550,382             -              -
Other net current assets
 (liabilities)                           (154,671)          55,993         62,250
                                    -------------      -----------    -----------

Total                                     398,568           55,993         62,250
Recorded purchase price                 2,262,936          681,830      1,150,800
                                    -------------      -----------    -----------
Recorded goodwill                   $   1,864,368      $   625,837    $ 1,088,550
                                    =============      ===========    ===========


                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          The recorded goodwill in CT Mexico and CT India totaling $1,714,387 was expensed as of September 30, 2000 as impairment of goodwill (see Note 1). Recorded goodwill in CT Great Wall of China is being amortized over 20 years beginning April 1, 2000, with $23,305 and $46,610 being recorded for the quarter and nine months ended September 30, 2000, respectively (see
          Note 1).

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

          Investments in Unconsolidated Subsidiaries - As of September 30, 2000, the Company's investments in Bullhide (44%) and IMSI (38%) were accounted for under the equity method of accounting. As both companies operations were minimal during the nine months ended September 30, 2000, the Company has not adjusted its purchase price for equity based accounting for the nine months ended September 30, 2000.

          The sole asset of IMSI is the patent to the IMSI Building Block System. The Company has determined to write off its investment in IMSI over 20 years to reflect the amortization of the Company's investment in IMSI and its underlying sole asset of the patent. Through September 30, 2000, the Company has recorded amortization expense of $210,000 for the nine months then ended.

          Revenue Recognition - The Company records revenue from the sale of block as a percentage of the total contract price based upon block finished and delivered relative to the total block to be delivered under the contract.

                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)


          Accounting Method - The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

NOTE 3 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through September 30, 2000:


NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)
          --------------------


                                                                                               Additional
                                 Preferred A            Preferred B            Common          Paid In
                             Shares      Amount       Shares    Amount     Shares    Amount    Capital
                            ---------   --------     --------  --------  ---------  --------   -----------

Balance - Jan. 1, 2000      1,080,600   $  1,081      856,021  $    856   7,103,228  $  7,103   $13,202,755
Conversion of Preferred A    (183,200)      (184)         -         -       458,000       458          (274)
Conversion of Preferred B         -          -       (319,642)     (319)  1,728,590     1,729        (1,410)
Common sold for cash              -          -            -         -        75,000        75        72,425
Issuance of Preferred B           -          -         29,467        29          -         -         73,639
Issuance for Services             -          -            -         -     1,280,500     1,280       318,845
Issuance for Interest             -          -            -         -       993,368       993       247,349
Note payable conversion           -          -            -         -       300,000       300       299,700
                            ---------   --------     --------  --------  ----------  --------   -----------
Balance
   - September 30, 2000       897,400   $    897      565,846  $    566  11,938,686   $11,938   $14,213,029
                            =========   ========     ========  ========  ==========   =======   ===========


          During the nine months ended September 30, 2000, the Company issued an additional 29,467 shares of Preferred B for its investment in CT Great Wall of China. Such issuance increased its investment in CT Great Wall of China by $73,668 or $.25 per common equivalent share (Preferred B Converts 1-to-10 common shares of the Company). In addition, 1,280,500 shares of Common Stock valued at $.25 per share were issued for services received during the nine months ended September 30, 2000. Of the 1,280,500 shares, 448,000 shares were issued to the Company's President and CEO for services (of which 198,000 shares were issued in lieu of cash salary of $198,000 under an employment contract), 210,000 for financial consulting services, 572,500 for general consulting services, and 50,000 shares for legal services.

          Net Income (Loss)_Per Common Share - The Company computes net income (loss) per common share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128,

                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)


NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)
          --------------------

          Earnings Per Share. Accordingly, net income (loss) per common share is computed under the basic and diluted methods which uses the weighted average number of common shares outstanding. Conversion of Preferred A and Preferred B stock into common stock is not included in the three and nine months ended September 1999, nor the nine months ended September 30, 2000 diluted computations as the conversion would be anti-dilutive.

          Class A Preferred - The Company has authorized 10,000,000 shares of Class A preferred stock (Class A), which may be converted into 2.5 shares of common stock for each share o Class A held. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock, with dividend rights equal to 20% of net income commencing with the year ended December 31, 1998.

          Class B Preferred - The Company has authorized 10,000,000 shares of Class B preferred stock (Class B) which may be converted into 10 shares of common stock for each share of Class B held. Class B does not have preferential cumulative dividend or liquidation rights.

NOTE 4 -  NOTES PAYABLE
          -------------

          Other short term notes payable consisted of the following at September 30, 2000 and December 31, 1999:


                                             June 30,    December 31,
                                              2000           1999
                                           -----------   ------------

      $850,000 in convertible notes
      due February, 2001, including
      interest at 15%, convertible,
      at the option of the
      noteholder, into common stock
      at the then current market
      bid price.                           $   850,000   $      -

      Lone Wolf non-interest bearing
      note payable due July 31, 2000
      (see below)                              900,000           -



                     EAGLE CAPITAL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (September 30, 2000)


Contd...

                                             June 30,    December 31,
                                              2000           1999
                                           -----------   ------------

      Advances payable due at various
      dates plus interest at 15%
      (See Note 5)                           1,130,000        475,000
                                           -----------   ------------
              TOTAL                        $ 2,880,000   $    475,000
                                           ===========   ============



       On August 31, 2000, the Company amended its $1,000,000 note payable with Lone Wolf reflected above. The note requires principal and interest payments as follows:


NOTE 4 -  NOTES PAYABLE (Cont'd)
          -------------
                                    Principal      Interest
                                   -----------    ----------
          September 4, 2000        $  100,000     $     -
          October 1, 2000              50,000        18,750
          November 1, 2000             50,000         8,500
          December 1, 2000             50,000         8,000
          January 1, 2001              50,000         7,500
          February 1, 2001             50,000         7,000
          March 1, 2001                50,000         6,500
          April 1, 2001                50,000         6,000
          May 1, 2001                  50,000         5,500
          June 1, 2001                 50,000         5,000
          July 1, 2000                 50,000         4,500
          August 1, 2001              400,000         4,000
                                   ----------     ---------
                 TOTALS            $1,000,000     $  81,250
                                   ==========     =========


NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The Company's President and Chief Executive Officer, Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending September 30, 2000 totaling $1,237,170

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At September 30, 2000, the Company had total assets of $11,971,514, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities of $5,269,037 at September 30, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at September 30, 2000 of $6,702,477, as compared to $9,074,541 at December 31, 1999. The decrease in stockholders' equity was primarily due to the recording during the nine months ended September 30, 2000 of a $1,000,000 note payable and related expense thereon to Lone Wolf in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf. Current management continues to investigate the facts and circumstances surrounding the original purchase commitment of the Company. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write down of goodwill in CT Mexico and CT India and amortization expense of $259,797 principally from the amortization of the Company's investment in IMSI during the nine months ended September 30, 2000.

Liquidity and Capital Resources

     As of September 30, 2000, the Company's cash totaled $2,361,416 as compared to $20,326 at December 31, 1999. Net cash provided by (used in) operations was $981,665 compared to $(440,371) in the same quarter of 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its operations in India, China and Mexico. Management believes based upon current results that the Company will be able to fund its operations entirely from revenue by the second quarter of 2001. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company may raise capital from the sale of its securities from investors; however, in the interim certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the fourth quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.


Results of Operations

     Sales for the three and nine months ended September 30, 2000 were $2,166,667 compared with sales of $-0- in the same periods of 1999. The Company recorded net income of $320,492 for the quarter ended September 30, 2000, and a net loss of $3,386,699 for the nine months ended September 30, 2000 compared to a net loss of $93,864 and $1,266,928 for the same periods of 1999. Net loss recorded for the nine months ended September 30, 2000, is primarily due to the recording of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write-down of goodwill in CT Mexico and CT India and amortization expense of $259,797 principally from the amortization of the Company's investment in IMSI during the nine months ended September 30, 2000.

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

                      PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          On July 21, 1999, the Company was named as a defendant in a derivative action filed on behalf of the shareholders of IMSI, Inc. The Company was one of multiple defendants named in the suit filed in the Third Judicial District Court for Salt Lake City, Utah. On March 3, 2000 the parties signed a binding settlement agreement which was approved by the Court on September 21, 2000.


Item 2.   CHANGE IN SECURITIES

          Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable


Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (c) There are no exhibits required to be filed for the period covered by this Report.

          (d) There were no reports on Form 8-K filed for the period covered by this Report.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EAGLE CAPITAL INTERNATIONAL, LTD.


November 21, 2000          By:___/s/Anthony D'Amato_________
                              Anthony D'Amato, President