Form 10-Q/A
period 2000-06-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 2000-11-22
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                FORM 10-Q/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2000
                                              -------------

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


                               (561) 988-2550
             -----------------------------------------------
             (Issuer's telephone number, including area code)


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

                       EAGLE CAPITAL INTERNATIONAL, LTD.

                                  INDEX



PART I.    AMENDED CONSOLIDATED FINANCIAL INFORMATION

        Item 1.   Amended Consolidated Financial Statements

                  Amended Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999

                  Amended Statements of Operations - For the three and six months ended June 30, 2000 and 1999 (Unaudited).

                  Amended Statements of Cash Flows - Six months ended June 30, 2000 and 1999 (Unaudited).

                  Notes to Amended Consolidated Financial Statements.

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

        Item 3.   Defaults Upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security-Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                       EAGLE CAPITAL INTERNATIONAL, LTD.


                        PART I - FINANCIAL INFORMATION


Item I.  Amended Consolidated Financial Statements
         -----------------------------------------

                       EAGLE CAPITAL INTERNATIONAL, LTD.
                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                  June 30,         December 31,
                                   2000                1999
                                -----------        ------------
                                (Unaudited)         (Audited)
                                 As Amended

CURRENT ASSETS:
  Cash                         $   754,862         $   20,326
  Advan
  ces to Bullhide                   51,250                -
  Advances to
   Business Dimensions               6,000                -
  Employee advances                  3,528                -
                               -----------         ----------
      TOTAL CURRENT ASSETS         815,640             20,326
                               -----------         ----------
FIXED ASSETS -
  Mobile Block Plant #1            550,612                -
  Mobile Block Plant #2            255,000                -
  Fixed Block Plant                130,000                -
  Mobile SB Machine (India)        218,500            185,100
  Other                              2,857                -
                               -----------         ----------
      TOTAL FIXED ASSETS         1,156,969            185,100
                               -----------         ----------
OTHER ASSETS -
  Equipment Deposits               200,000            300,000
  Investments:
    Bullhide                       201,363                -
    Great Wall/China                   -            1,771,018
    C.T. India                         -            1,150,800
    C.T. Mexico                        -              681,830
    I.M.S.I. (net of
      accumulated amortization
      of $140,000 at June 30,
      2000)                      5,460,000          5,600,000
    Purchased goodwill in
     CT Great Wall of China
     (net of accumulated
      amortization of $23,305
      at June 30, 2000)          1,841,063                -
    China joint venture            550,382                -
    License Rights (net of
      accumulated amortization
      of $2,125 at June 30,
      2000)                         92,875             90,000
                               -----------         ----------
      TOTAL OTHER ASSETS         8,345,683          9,593,648
                               -----------         ----------
             TOTAL ASSETS      $10,318,292         $9,799,074
                               ===========         ==========




See notes to amended financial statements.

                       EAGLE CAPITAL INTERNATIONAL, LTD.
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                      June 30,       December 31,
                                        2000             1999
                                    -----------      -----------
                                    (Unaudited)       (Audited)
                                     As Amended

CURRENT LIABILITIES:
  Accounts payable                 $   146,033     $    94,173
  Advances from officer                862,990           5,860
  Commitments payable to
   unconsolidated subsidiaries             -           149,500
  Deferred revenue                     750,000             -
  Other short term notes payable     2,575,000         475,000
                                   -----------      ----------
     TOTAL CURRENT LIABILITIES       4,334,023         724,533
                                   -----------      ----------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 967,400 and
    1,080,600 shares issued
    and outstanding at
    June 30, 2000 and
    December 31, 1999                      967           1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 605,531 and 856,021
    shares issued and outstanding
    at June 30, 2000 and
    December 31, 1999                      606             856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    9,925,968 and 7,103,228 shares
    issued and outstanding
    at June 30, 2000 and
    December 31, 1999                    9,926           7,103
  Additional paid in capital        13,817,214      13,202,755
  Deficit accumulated prior to
    January 1, 1998                   (708,682)       (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                (7,135,762)     (3,428,572)
                                   -----------      ----------
     TOTAL STOCKHOLDERS' EQUITY      5,984,269       9,074,541
                                   -----------      ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $10,318,292     $ 9,799,074
                                   ===========     ===========


See notes to amended financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Three Months Ended                Six Months Ended
                                     June 30,       June 30,          June 30,       June 30,
                                       2000           1999              2000           1999
                                    ----------      ----------       ----------     ----------
                                    As Amended                       As Amended

TOTAL REVENUES                     $      -0-       $      -0-       $       -0-   $       -0-

GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Accounting                           26,347            8,451            26,347        16,903
  Advertising/marketing                26,575            7,005            31,575        14,010
  Amortization                        165,430              -             165,430           -
  Bank charges                          1,979              -               2,769           -
  Common stock for services           220,750          472,100           220,750       944,200
  Consulting fees                      20,790           28,910            29,790        57,820
  Contributions                           -                -               5,000           -
  Contract labor                       15,061              -              15,061           -
  Employee costs                       74,531              -              74,531           -
  Financing fees                       67,241              -             152,241           -
  Impairment of goodwill            1,714,387              -           1,714,387           -
  Legal fees                           54,892           33,397            79,922        66,794
  Lone Wolf settlement                    -                -           1,000,000           -
  Management Fees                      30,085           32,500            40,085        65,000
  Miscellaneous                         2,058              -               2,178           -
  Office                                5,064           19,271             5,402        38,542
  Postage and freight                  20,849              -              20,849           -
  Rent                                 13,906           27,710            47,414        55,420
  Taxes and licenses                      455              -                 455           -
  Telephone                            11,620              -              11,620           -
  Travel                               58,223           12,108            61,384        24,211
                                  -----------      -----------       -----------   -----------
             TOTAL EXPENSES         2,530,243          641,452         3,707,190     1,282,900

PROVISION FOR INCOME TAXES                -                -                 -             -
                                  -----------      -----------       -----------   -----------
NET INCOME (LOSS)                 $(2,530,243)     $  (641,452)      $(3,707,190)  $(1,282,900)
                                  ===========      ===========       ===========


                        EAGLE CAPITAL INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
                                 (Unaudited)


                                       Three Months Ended                Six Months Ended
                                     June 30,       June 30,          June 30,       June 30,
                                       2000           1999              2000           1999
                                   -----------    -----------        -----------   -----------
                                    As Amended                       As Amended

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    - Basic                         8,765,128        4,388,528         8,084,693     4,588,128
    - Diluted                       8,765,128        4,388,528         8,084,693     4,588,128

NET LOSS PER COMMON SHARE:
    - Basic                       $      (.29)     $      (.15)      $      (.46)   $     (.28)
                                  -----------      -----------       -----------    ----------
    - Diluted                     $      (.29)     $      (.15)      $      (.46)   $     (.28)
                                  ===========      ===========       ===========    ==========



See notes to amended financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Six Months Ended
                                            June 30,        June 30,
                                              2000            1999
                                           ----------      ----------
                                           As Amended

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                $(3,707,190)    $(1,282,900)
  Impairment of goodwill                    1,714,387             -
  Amortization                                165,430             -
  Stock issued for services                   220,750         944,200
  Net change in operating assets
   and liabilities:
    Prepaid expenses and advances             (60,778)            -
    Commitments payable to
     unconsolidated subsidiaries             (110,500)            -
    Note payable - Lone Wolf                1,000,000             -
    Deferred revenue                          750,000
    Accounts payable                           42,860          40,129
                                          -----------     -----------
   NET CASH PROVIDED BY (USED IN)
     OPERATIONS                                14,959        (298,571)
                                          -----------     -----------
CASH USED IN INVESTING
 ACTIVITIES:
  Deposits on equipment                           -           (73,000)
  Investment in subsidiaries
   net of cash acquired                      (477,913)       (339,541)
  Investment in license rights                 (5,000)        (60,000)
  Purchase of property and
   equipment                                 (869,012)            -
                                          -----------     -----------
   NET CASH USED IN INVESTING
      ACTIVITIES                           (1,351,925)       (472,541)
                                          -----------     -----------
CASH PROVIDED BY FINANCING
 ACTIVITIES:
  Advances from officer                       649,002             -
  Short term loans                          1,350,000             -
  Cash for sale of stock                       72,500         852,500
                                          -----------     -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                    2,071,502         852,500

NET INCREASE IN CASH                          734,536          81,388

CASH AT BEGINNING OF PERIOD                    20,326              48
                                          -----------     -----------
CASH AT END OF PERIOD                     $   754,862     $    81,436
                                          ===========     ===========


See notes to amended financial statements.

                        EAGLE CAPITAL INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

1. During the six months ended June 30, 2000, the Company's ownership interest in CT Great Wall of China, CT Mexico and CT India increase to 100%, 100%, and 70%, respectively. In connection therewith, the following accounting has been recorded as of June 30, 2000, and for the six months then ended:


                                            CT Great Wall          CT               CT
                                            of China              Mexico           India
                                            -------------      -------------    -----------
       Carrying value of investments
         as of December 31, 1999            $ 1,771,018        $    681,830     $ 1,150,800
       Issuance of 29,467 shares of
         Preferred B Stock                       73,668                 -               -
       Cash advances                            418,250                 -               -
                                            -----------        ------------     -----------
       Carrying value of investments as of
         June 30, 2000                      $ 2,262,936        $    681,830     $ 1,150,800
                                            ===========        ============     ===========

       The following represents the accounting recorded as of June 30, 2000, to consolidate the three subsidiaries:


                                            CT Great Wall          CT               CT
                                            of China              Mexico           India
                                            -------------      -------------    -----------
       Goodwill                             $ 1,864,368        $ 625,837        $ 1,088,550
       Equipment                                  2,857               -                  -
       China Joint Venture                      550,382               -                  -
       Accounts payable                          (9,000)              -                  -
       Advances from officer                   (175,000)         (30,028)            (3,100)
       Eliminate inter-company payable               -            12,000             27,000
       Other                                     29,329           74,021             38,350
                                            -----------       ----------        -----------
                                            $ 2,262,936       $   681,830       $ 1,150,800
                                            ===========       ===========       ===========

2. During the six months ended June 30, 2000, the Company issued 250,000 shares of common stock in exchange for the forgiveness of a $250,000 note payable owed by the Company to an officer and shareholder.

                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)


NOTE 1 -  THE COMPANY

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

          Amended June 30, 2000 Balance Sheet and Statements of
          Operations for the Three and Six Months Then Ended
          -----------------------------------------------------

          The accompanying financial statements have been amended to reflect various adjustments as of June 30, 2000, and for the three and six month then ended. The following represents the accounts adjusted which changed the net loss reported:


                           Three Months Ended                      Six Months Ended
                              June 30, 2000                          June 30, 2000
                         Amended        Prior        Change       Amended       Prior        Change
                        ----------    ---------   -----------    ----------   ----------  -----------

Revenues                $      -0-    $ 750,000   $  (750,000)   $      -0-   $ 750,000   $  (750,000)
Impairment of goodwill   1,714,387          -0-    (1,714,387)    1,714,387         -0-    (1,714,387)
Amortization               165,430          -0-      (165,430)      165,430         -0-      (165,430)
Bank Charges                 1,979        1,950           (29)        2,769       2,740           (29)
Various                        145          -0-          (145)          145         -0-          (145)
                                                  -----------                             -----------
Increase in net loss                               (2,629,991)                             (2,629,991)
Net income (loss) as
  originally reported                                  99,748                              (1,077,199)
                                                  -----------                             -----------
Net loss as amended                               $(2,530,243)                            $(3,707,190)
                                                  ===========                             ===========

</TABLE

          Revenues - During the quarter ended June 30, 2000, the
          Company received $750,000 from an Indian company in exchange for the Company 's agreement to deliver a total




                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)


NOTE 1 -  THE COMPANY (Cont'd)
          -----------

          of 750,000 block to the Indian company. The Company recorded the $750,000 as revenue during the quarter ended June 30, 2000, and now is amending the financial statements for the three and six months ended June 30, 2000, to record the $750,000 as a current liability (deferred revenue) as of June
          30, 2000. The revenue will be recorded as block is delivered, anticipated to be delivered in full by December
          31, 2000.

          Impairment of Goodwill - The Company is amending its financial statements for the three and six months ended June
          30, 2000, to record impairment of goodwill in the amount of $1,714,387 during the quarter ended June 30, 2000. The goodwill was purchased in connection with the acquisition of CT Mexico and CT India. Such acquisitions were made in order to acquire the licenses to the IMSI building block system in Mexico and India. Subsequent to such acquisitions, the current management of the Company discovered that such licenses were not perfected which forced the Company to acquire the license rights directly from IMSI under an agreement which requires the Company to pay IMSI a 4.5% royalty on all sales with a minimum royalty required. In addition, it also became apparent that CT Mexico and CT India had not entered into relationships which would result in sales through such subsidiaries. As a result, the Company has determined the purchased goodwill in CT Mexico and CT
          India is of no value to the Company and has recorded a loss in the amount of $1,714,387 during the quarter ended June 30, 2000.

          Amortization - The Company is amending its financial statements for the three and six months ended June 30, 2000, to record amortization expense of $165,430 for the quarter ended June 30, 2000. During the year ended December 31,
          1999, the Company purchased a 38% interest in IMSI. The sole asset of IMSI is the patent to the IMSI Building Block
          System. The Company has determined to write-off its investment in IMSI over 20 years and has recorded amortization expense of $140,000 for the quarter ended June
          30, 2000.  Amortization expense for the quarter ended June
          30, 2000 also includes amortization of goodwill in the amount






                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)


          of $23,305 for the Company's investment in CT Great Wall of China (See Note 2) and $2,125 for licenses amortized over 20 years.


NOTE 1 -  THE COMPANY (Cont'd)
          -----------

          The following represents the balance sheet accounts adjusted on the amended June 30, 2000 balance sheet:


                                      Amended            Prior          Change
                                   -----------        ----------      -----------
          Cash                     $   754,862        $  755,036      $     (174)
          Investment in IMSI         5,460,000         5,600,000        (140,000)
          Purchased goodwill         1,841,063         3,578,755      (1,737,692)
          License rights                92,875            95,000          (2,125)
          Deferred revenue            (750,000)              -0-        (750,000)
          Retained earnings         (7,135,762)       (4,505,771)      2,629,991
                                   -----------        ----------      ----------
                                                                      $   -0-
                                                                      ==========


          Cash - Reflects various expenses in the total amount of $174 recorded during the three months ended June 30, 2000 as amended.

          Investment in IMSI - Reflects amortization in the amount of $140,000 recorded during the three months ended June 30, 2000, as amended.

          Purchased Goodwill - Reflects impairment of goodwill in the amount of $1,714,387 and amortization of goodwill in the amount of $23,305 recorded during the three months ended June 30, 2000, as amended.

          License Rights - Reflects amortization of $2,125 recorded during the three months ended June 30, 2000, as amended.

          Deferred Revenue - Reflects cash received of $750,000 as a current liability (deferred revenue) as of June 30, 2000, as amended. The revenue will be recorded as block is delivered, anticipated to be delivered in full by December 31, 2000.

          Retained Earnings - Reflects the increase in net loss as amended for the three months ended June 30, 2000.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)



          Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions




NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          --------------------------------------------------

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

          Principles of Consolidation - As of June 30, 2000 and for the three months then ended, the accompanying financial statements included the accounts of Eagle Capital International, Ltd, and its wholly-owned subsidiaries, CT Great Wall of China and CT Mexico and its majority owned (70%) subsidiary, CT India. All intercompany accounts and transactions are eliminated in consolidation. During the six months ended June 30, 2000, the Company's ownership interest in CT Great Wall of China increased from 49% to 100%, in CT Mexico from 49% to 100% and in CT India from 40% to 70%. The principal reason for such increases was the result of a verbal renegotiation of the percentage purchased in 1999.
          The renegotiation required the shareholders in CT Great Wall of China, Ct Mexico and CT India to surrender shares in such companies until the Company's ownership increased to 100% in CT Great Wall of China, 100% in Ct Mexico and 70% in CT India. The shares were surrendered through approximately April 2000 when it was determined that the terms of the verbal renegotiations were complete. As such, the Company

                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)

          for financial statement purposes considered itself to exercise control as of April 2000 and has begun to consolidated such subsidiaries beginning April 1, 2000.

          The verbal renegotiation of the percentage originally purchased in CT Great Wall of China, CT Mexico and CT India was agreed to after the current management of the Company discovered that the three companies had not perfected their various license agreements in the IMSI building Block System with IMSI.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          As a result, the Company acquired such licenses directly from IMSI in exchange for a 4.5% royalty on all sales payable to IMSI with minimum royalties required under the agreement.

          Upon changing from the equity method of accounting to consolidating CT Great Wall of China, CT Mexico and CT India as of April 1, 2000, the following was recorded as of April 1, 2000:

                                               CT Great Wall          CT               CT
                                               of China              Mexico           India
                                               -------------      -------------    -----------

       Equipment                               $     2,857        $      -       $        -
       China Joint Venture                         550,382               -                -
       Other net current assets (liabilities)     (154,671)           55,993           62,250
                                               -----------        ----------       ----------
       Total                                       398,568            55,993           62,250
       Recorded purchase price                   2,262,936           681,830        1,150,800
                                               -----------        ----------       ----------
          Recorded goodwill                    $ 1,864,368        $  625,837      $ 1,088,550
                                               ===========        ==========      ===========


          The recorded goodwill in CT Mexico and CT India totaling $1,714,387 was expensed as of June 30, 2000 as impairment of goodwill (see Note 1). Recorded goodwill in CT Great Wall of China is being amortized over 20 years beginning April 1, 2000, with $23,305 being recorded for the quarter ended June 30, 2000 (See Note 1).

          Organizational Costs - The Company has adopted statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP No. 98-5, the Company has expensed all organizational costs.

                        EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)


          Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers investments with an original maturity of less than three months to be cash equivalents.

          Investments in Unconsolidated Subsidiaries - As of June 30, 2000, the Company's investments in Bullhide (44%) and IMSI (38%) were accounted for under the equity method of accounting. As both companies operations were minimal during the six months ended June 30, 2000, the Company has not adjusted its purchase price for equity based accounting for the six months ended June 30, 2000.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
          ------------------------------------------

          The sole asset of IMSI is the patent to the IMSI Building Block System. The Company has determined to write off its investment in IMSI over 20 years to reflect the amortization of the Company's investment in IMSI and its underlying sole asset of the patent. Through June 30, 2000, the Company has recorded amortization expense of $140,000 for the six months then ended.

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

NOTE 3 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through June 30, 2000:

                                                                                                Additional
                                 Preferred A             Preferred B                Common           Paid In
                             Shares      Amount      Shares      Amount      Shares       Amount     Capital
                            ---------   ---------   ---------   ---------   ----------   ---------   -------

Balance - Jan. 1, 2000      1,080,600   $  1,081      856,021  $    856      7,103,228  $  7,103   $13,202,755
Conversion of Preferred A    (113,200)      (114)         -         -          283,000       283          (169)
Conversion of Preferred B         -          -       (279,957)     (279)     1,331,740     1,332        (1,053)
Common sold for cash              -          -            -         -           75,000        75        72,425
Issuance of Preferred B           -          -         29,467        29            -         -          73,639
Issuance for Services             -          -            -         -          883,000       883       219,867
Note payable conversion           -          -            -         -          250,000       250       249,750
                            ---------   --------    ---------   -------     ----------   ---------   -------
Balance - June 30, 2000       967,400   $    967      605,531  $    606      9,925,968   $ 9,926   $13,817,214
                            =========   ========    =========  ========     ==========


                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)



          During the three months ended June 30, 2000, the Company issued an additional 29,467 shares of Preferred B for its investment in CT Great Wall of China. Such issuance increased its investment in Ct Great Wall of China by $73,668 or $.25 per common equivalent share (Preferred B Converts 1-to-10 common shares of the Company). In addition, 883,000 shares of Common Stock valued at $.25 per share were issued for services received during the quarter ended June 30, 2000. Of the 883,000 shares, 448,000 shares were issued to the Company's President and CEO for services (of which 198,000 shares were issued in lieu of cash salary of $198,000 under an employment contract), 150,000 for financial consulting services and 285,000 for general consulting services.

NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)
          --------------------

          Net Loss Per Common Share - The Company computes net loss per common share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Accordingly, net loss per common share is computed under the basic and diluted methods which uses the weighted average number of common shares outstanding. Conversion of Preferred A and Preferred B stock into common stock is not included in the diluted computation as the conversion would be anti-dilutive.

          Class A Preferred - The Company has authorized 10,000,000 shares of Class A preferred stock (Class A), which may be converted into 2.5 shares of common stock for each share of Class A held. Class A also has cumulative dividend and liquidation preferential rights over all other classes of stock, with dividend rights equal to 20% of net income commencing with the year ended December 31, 1998.

          Class B Preferred - The Company has authorized 10,000,000 shares of Class B preferred stock (Class B) which may be converted into 10 shares of common stock for each share of Class B held. Class B does not have preferential cumulative dividend or liquidation rights.

NOTE 4 -  SHORT-TERM LOANS
          ----------------

          Other short term notes payable consisted of the following at June 30, 2000 and December 31, 1999:

                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)




                                         June 30,        December 31,
                                           2000             1999
                                        ----------      ------------

      $850,000 in convertible notes
      due February, 2001, including
      interest at 15%, convertible,
      at the option of the note-
      holder, into common stock
      at the then current market
      bid price.                        $  850,000     $         -

     Lone Wolf non-interest bearing
      note payable due July 31, 2000
       (see below)                       1,000,000               -

     Advances payable due at various
      dates plus interest at 15%
       (See Note 5)                        725,000           475,000
                                        ----------     -------------
                         TOTAL          $2,575,000     $     475,000
                                        ==========     =============



NOTE 4 -  SHORT-TERM LOANS (Cont'd)
          ----------------

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

                       EAGLE CAPITAL INERNATIONAL, INC.
               NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (JUNE 30, 2000)


          The Company's Director, Robert Kornahrens, made a short term loan to the Company during the period ending June 30, 2000, totaling $500,000 (see Note 4).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At June 30, 2000, the Company had total assets of $10,318,292, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities of $4,334,023 at June 30, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at June 30, 2000 of $5,984,269, as compared to $9,074,541 at December 31, 1999. The decrease in stockholders' equity was primarily due to the recording during the six months ended June 30, 2000 of a $1,000,000 note payable and related expense thereon to Lone Wolf in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write down of goodwill in CT Mexico and CT India and amortization expense of $165,430 principally from the amortization of the Company's investment in IMSI during the six months ended June 30, 2000.

Liquidity and Capital Resources

     As of June 30, 2000, the Company's cash totaled $754,862 as compared to $20,326 at December 31, 1999. Net cash provided by (used in) operations was $14,959 compared to $(298,571) in the same quarter of 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its operations in India, China and Mexico. Management believes based upon current results that the Company will be able to fund its operations entirely from revenue by the second quarter of 2001. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company may raise capital from the sale of its securities from investors; however, in the interim certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the three and six months ended June 30, 2000 were $-0-compared with sales of $0 in the same periods of 1999. Based upon current contracts, the Company expects sales of $2.167 million for third quarter 2000. The Company experienced a net loss of $2,530,243 for the quarter ended June 30, 2000, and a net loss of $3,707,190 for the six months ended June 30, 2000 compared to a net loss of $641,452 and $1,282,900 for the same periods of 1999. Net loss recorded for the six months ended June 30, 2000, is primarily due to the recording of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write-down of goodwill in CT Mexico and CT India and amortization expense of $165,430 principally from the amortization of the Company's investment in IMSI during the six months ended June 30, 2000.

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

                              EAGLE CAPITAL INTERNATIONAL, LTD.


November 20, 2000             By:/S/ Anthony D'Amato
                                 --------------------------
                                 Anthony D'Amato, President