Form 10QSB/A
period 2000-09-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 2001-01-05
CIK 947431

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


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No ___
                                  .

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No X

                 APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,938,686 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 2000.

                  EAGLE CAPITAL INTERNATIONAL, LTD.

                                INDEX



PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

               Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999

               Statements of Operations - For the three and nine months ended September 30, 2000 and 1999 (Unaudited).

               Statements of Cash Flows - Nine months ended
               September 30, 2000 and 1999 (Unaudited).

               Notes to Condensed Consolidated Financial Statements.

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                  EAGLE CAPITAL INTERNATIONAL, LTD.


                    PART I - FINANCIAL INFORMATION


Item I. Condensed Consolidated Financial Statements
        -------------------------------------------

Tanner + Co.                                   675 East 500 South, Suite 640
Certified Public Accounts                      Salt Lake City, Utah 84102
and Business Advisors                          Telephone (801) 532-7444
                                               Fax (801) 532-4911
                                               Email: mail@bestcpa.com




                                            ACCOUNTANTS' REVIEW REPORT







TO THE BOARD OF DIRECTORS OF
EAGLE CAPITAL INTERNATIONAL, LTD.


We have reviewed the accompanying condensed consolidated balance sheet of EAGLE CAPITAL INTERNATIONAL, LTD. as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three months and nine months then ended. These financial statements are the responsibility of the management of EAGLE CAPITAL INTERNATIONAL, LTD.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above in order for them to be in conformity with generally accepted accounting principles.


                                /s/
                                TANNER + CO.







Salt Lake City, Utah
December 11, 2000

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                     September 30,      December 31,
                                        2000                1999
                                     (Unaudited)         (Audited)
                                   --------------      ------------

CURRENT ASSETS:
  Cash                               $ 2,361,416         $   20,326
  Advance to Bullhide                     70,900                -
  Advance to
   Business Dimensions                    14,000                -
  Other advances                          27,581                -
                                     -----------         ----------
      TOTAL CURRENT ASSETS             2,473,897             20,326
                                     -----------         ----------

PROPERTY AND EQUIPMENT, net            1,239,051            185,100
                                     -----------         ----------

OTHER ASSETS -
  Equipment deposits                     200,000            300,000
  Goodwill, net                        1,817,759                -
  Investment in joint venture            557,632                -
  License rights, net                     91,812             90,000
  Investments:
    Bullhide                             201,363                -
    Great Wall/China                         -            1,771,018
    C.T. India                               -            1,150,800
    C.T. Mexico                              -              681,830
    I.M.S.I.                           5,390,000          5,600,000
                                     -----------         ----------
      TOTAL OTHER ASSETS               8,258,566          9,593,648
                                     -----------         ----------
             TOTAL ASSETS            $11,971,514         $9,799,074
                                     ===========         ==========





See accountant's review report and accompanying notes to condensed consolidated financial statements.

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY




                                                September 30,     December 31,
                                                    2000              1999
                                                 (Unaudited)       (Audited)
                                                -------------     ------------

CURRENT LIABILITIES:
  Notes payable                                  $ 2,880,000     $   475,000
  Accounts payable                                 1,051,867          94,173
  Advances from officer                            1,237,170           5,860
  Commitments payable to
   unconsolidated subsidiaries                           -           149,500
  Deferred revenue                                   100,000             -
                                                 -----------     -----------
     TOTAL CURRENT LIABILITIES                     5,269,037         724,533
                                                 -----------     -----------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 897,400 and
    1,080,600 shares issued
    and outstanding at
    September 30, 2000 and
    December 31, 1999                                    897           1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 565,846 and 856,021
    shares issued and outstanding
    at September 30, 2000 and
    December 31, 1999                                    566             856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    11,938,686 and 7,103,228 shares
    issued and outstanding
    at September 30, 2000 and
    December 31, 1999                                 11,938           7,103
  Additional paid in capital                      14,213,029      13,202,755
  Accumulated deficit                             (7,523,953)     (4,137,254)
                                                 -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY                    6,702,477       9,074,541
                                                 -----------     -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                      $11,971,514     $ 9,799,074
                                                 ===========     ===========





See accountant's review report and accompanying notes to condensed consolidated financial statements.

                      EAGLE CAPITAL INTERNATIONAL, LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                       Three Months Ended               Nine months Ended
                                          September 30,                    September 30,
                                      2000             1999              2000         1999
                                  -----------      ------------      -----------   -----------
SALES                             $ 2,166,667      $      -0-        $ 2,166,667   $     -0-

COST OF SALES                         766,453             -0-            766,453         -0-
                                  -----------      ------------      -----------   -----------
GROSS PROFIT                        1,400,214             -0-          1,400,214         -0-
                                  -----------      ------------      -----------   -----------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES            1,018,480           93,864         3,006,042     1,266,424
                                  -----------      ------------      -----------   -----------

INCOME (LOSS) FORM OPERATIONS         381,734          (93,864)       (1,605,828)   (1,266,424)
                                  -----------      ------------      -----------   -----------
OTHER EXPENSE:
  Impairment of goodwill                  -                -           1,714,387           -
  Interest Expense                     33,414              -              33,656           504
  Loss on Sale of Securities           27,828              -              27,828           -
  Other                                   -                -               5,000
                                  -----------      ------------      -----------   -----------
NET INCOME (LOSS)                 $   320,492      $    (93,864)     $(3,386,699)  $(1,266,928)
                                  ===========      ============      ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    - Basic                        10,912,738         3,142,118        8,625,446     2,458,940
    - Diluted                      17,199,958         3,142,118        8,625,446     2,458,940

NET INCOME (LOSS) PER
 COMMON SHARE:
    - Basic                       $       .03      $       (.03)     $      (.39)  $      (.52)
                                  -----------      ------------      -----------   -----------
    - Diluted                     $       .02      $       (.03)     $      (.39)  $      (.52)
                                  ===========      ============      ===========   ===========





See accountant's review report and accompanying notes to condensed consolidated financial statements.

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                     Nine months Ended
                                                 September 30,   September 30,
                                                     2000            1999
                                                 -------------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                         $(3,386,699)    $(1,266,928)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Impairment of goodwill                         1,714,387            -
      Amortization                                     259,797            -
      Stock issued for services                        568,467         688,400
    Increase (decrease) in:
      Advances                                        (112,481)           -
      Commitments payable to
        unconsolidated subsidiaries                   (110,500)           -
      Payable to Lone Wolf                           1,000,000            -
      Deferred revenue                                 100,000
      Accounts payable                                 948,694         138,157
                                                   -----------     -----------
 NET CASH PROVIDED BY
     OPERATING ACTIVITIES                              981,665        (440,371)
                                                   -----------     -----------

CASH FLOWS USED FROM INVESTING
 ACTIVITIES:
  Deposits on equipment                                   -           (162,000)
  Investment in subsidiaries
   (net of cash acquired)                             (485,163)       (210,500)
  Investment in license rights                          (5,000)           -
  Purchase of property, plant
   and equipment                                      (951,094)           -
                                                   -----------     -----------
   NET CASH USED IN INVESTING
      ACTIVITIES                                    (1,441,257)       (372,500)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Advances from officer                              1,023,182            -
  Proceeds from notes payable                        1,705,000            -
  Proceeds from issuance of stock                       72,500       1,033,923
                                                   -----------     -----------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                             2,800,682       1,033,923
                                                   -----------     -----------

NET INCREASE IN CASH                                 2,341,090         221,052

CASH, BEGINNING OF PERIOD                               20,326              48
                                                   -----------     -----------
CASH, END OF PERIOD                                $ 2,361,416     $   221,100
                                                   ===========     ===========



See accountant's review report and accompanying notes to condensed consolidated financial statements.

                  EAGLE CAPITAL INTERNATIONAL, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION

                                        Nine Months Ended
                                           September 30,
                                       2000           1999
                                    ----------     ----------

Cash paid during the period for:
   Interest                         $   33,656     $      504


During the nine months ended September 30, 2000, the Company's ownership interest in CT Great Wall of China, CT Mexico and CT India increased to 100%, 100%, and 70%, respectively. In connection therewith, the following accounting has been recorded as of September 30, 2000, and for the nine months then ended:

                                     CT Great Wall       CT              CT
                                       of China         Mexico          India
                                     -------------    ----------     -----------
  Carrying value of investments
    as of December 31, 1999          $   1,771,018    $  681,830     $ 1,150,800
  Issuance of 29,467 shares of
    Preferred B Stock                       73,668          -               -
  Cash advances                            418,250          -               -
  Carrying value of investments      -------------    ----------     -----------
    as of September 30, 2000         $   2,262,936    $  681,830     $ 1,150,800
                                     =============    ==========     ===========



The following represents the accounting recorded as of September 30, 2000, to consolidate the three subsidiaries:

                                          CT Great Wall       CT              CT
                                            of China         Mexico          India
                                          -------------    ----------     -----------

       Goodwill                           $  1,864,368     $  625,837     $ 1,088,550
       Equipment                                 2,857           -             -
       China Joint Venture                     550,382           -             -
       Accounts payable                         (9,000)          -             -
       Advances from officer                  (175,000)       (30,028)         (3,100)
       Eliminate inter-company payable            -            12,000          27,000
       Other                                    29,329         74,021          38,350
                                          ------------     ----------     -----------
                                          $  2,262,936     $  681,830     $ 1,150,800
                                          ============     ==========     ===========



During the nine months ended September 30, 2000, the Company issued 300,000 shares of common stock in exchange for the forgiveness of a $300,000 note payable owed by the Company to an officer and shareholder.





See accountant's review report and accompanying notes to condensed consolidated financial statements.

                  EAGLE CAPITAL INTERNATIONAL, INC.
    NOTES TO REVIEWED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (SEPTEMBER 30, 2000)


NOTE 1 - BASIS OF PRESENTATION - The accompanying interim condensed consolidated financial statements of Eagle Capital International, Ltd. are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report of Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2 -  STOCKHOLDERS' EQUITY

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through September 30, 2000:


                                                                                                  Additional
                                 Preferred A            Preferred B              Common             Paid In
                              Shares     Amount       Shares     Amount       Shares     Amount      Capital
                            ---------   --------     --------   --------    ----------  --------   -----------
Balance - Jan. 1, 2000      1,080,600   $  1,081      856,021   $    856     7,103,228  $  7,103   $13,202,755
Conversion of Preferred A    (183,200)      (184)         -         -          458,000       458          (274)
Conversion of Preferred B         -          -       (319,642)      (319)    1,728,590     1,729        (1,410)
Common sold for cash              -          -            -         -           75,000        75        72,425
Issuance of Preferred B           -          -         29,467        29           -          -          73,639
Issuance for Services             -          -            -         -        1,280,500     1,280       318,845
Issuance for Interest             -          -            -         -          993,368       993       247,349
Note payable conversion           -          -            -         -          300,000       300       299,700
                            ---------   --------     --------   --------    ----------  --------   -----------
Balance
   - September 30, 2000       897,400   $    897      565,846   $    566    11,938,686  $ 11,938   $14,213,029
                            =========   ========     ========   ========    ==========  ========   ===========


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

                  EAGLE CAPITAL INTERNATIONAL, INC.
    NOTES TO REVIEWED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (SEPTEMBER 30, 2000)


NOTE 3 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Item 2.   CHANGES IN SECURITIES

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

                           EAGLE CAPITAL INTERNATIONAL, LTD.


January 4, 2001            By:__/s/Anthony D'Amato__________
                              Anthony D'Amato, President