Form 10KSB
period 2000-12-31
EAGLE CAPITAL INTERNATIONAL LTD
filed 2001-04-18
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NO.: 0-26322

                      EAGLE CAPITAL INTERNATIONAL, LTD.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

               Nevada                                88-0303769
     ---------------------------------          -------------------
     (State or other jurisdiction               (IRS Employer
     of incorporation or organization)          Identification No.)

         20283 State Road 7, Suite 213, Boca Raton, Florida 33498
       ------------------------------------------------------------
       (Address of principal executive offices, including zip code)

                              (561) 487-3600
                         ---------------------------
                         (Issuer's telephone number)

           1900 Corporate Blvd., Suite 400E, Boca Raton, FL 33431
           ------------------------------------------------------
            (Former name, former address, and former Fiscal Year,
                        if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                None                                None
         ---------------------              ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $3,354,847.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $2.75 per share as reported in the Pink Sheets LLC on March 30, 2001, was approximately $7,615,234. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2001, there were 4,161,688 shares of the Registrant's Common Stock issued and outstanding after giving effect to a one-for-six reverse stock split effective February 5, 2001.

                     EAGLE CAPITAL INTERNATIONAL, LTD.



                            TABLE OF CONTENTS

                                                         Page
PART I                                                   ----
------

Item 1.  Business......................................... 3

Item 2.  Properties....................................... 10

Item 3.  Legal Proceedings................................ 12

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 13

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 13

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 14

Item 7.  Financial Statements and Supplementary Data...... 16

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 16

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 18

Item 10. Executive Compensation........................... 21

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 21

Item 12. Certain Relationships and Related Transactions... 23

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 24

SIGNATURES

                                   PART I
                                   ------

                          Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-KSB are subject to certain assumptions, risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained labor and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

     On January 26, 2001, the Company's Board of Directors approved a 1-for-6 reverse stock split for the Company's common stock effective February 5, 2001. All references to shares in this Report have been adjusted to reflect such stock split.


ITEM 1.   BUSINESS
          --------
General

     Eagle Capital International, Ltd. (the "Company") is a Nevada corporation in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc. ("IMSI"), a Nevada corporation.

     The Company has the exclusive right to market the IMSI products in China, India, Europe and Mexico through licensing agreements with IMSI. The license agreements provide the Company with the right to market and use the IMSI patented technology and trademarks. The Company is currently negotiating with IMSI for exclusive licenses in Spanish speaking South America and Brazil.

     With the Company's acquisition of forty-four percent (44%) of Bullhide Corporation, the Company acquired the rights to market and use the Bullhide System and trademarks.

Product Lines

IMSI[R] Block System

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

The Bullhide[R] System

     The Bullhide[R] system consists of a patented pending proprietary polyurethane material and certain technologies for the manufacturing and application of the product. Bullhide's primary products are Bullhide 2000 and Bullhide 2001.

     Bullhide 2001 is the primary product used in the Bullhide system. It is a two-component fast reacting polyurethane elastomer that is 100% solid, surpassing all other known 100% solid linings in the "combined toughness index (PSI tensile strength and elongation). The product is (i) resistant to water, fuels, oils and most chemicals, (ii) available in a variety of colors, (iii) available with either a smooth or non-slip surface, (iii) permanently flexible to -40F, (iv) adheres to virtually anything and (v) retains toughness up to +250F. Other products include Bullhide 1500 and certain primers used to prepare the surface for the Bullhide[R] product.

     The heart and the brains of the Bullhide[R] system is the Bull Master 2001. This is a plural component, high volume low pressure spray molding machine. The electronically controlled metering system assures a perfectly "on-ratio" application every time. In conjunction with the new Bullhide products, Bullhide developed a high output application machine to shorten the industrial job times. The BullMaster 2001 is a high-output application machine with four times the output of the 3030 machine and the capacity to coat 10,000 square feet per day of Bullhide coatings.

Master Door

     Master srl, an Italian company, designs and manufactures a line of armored doors under the product name Master Door. The Company, through its wholly owned subsidiary, Business Dimensions, Inc., is the exclusive marketer of the Master Door products in the United States. The most popular Master Door products are the Record, the Standard, the Super Due Ante, and the AK 47. The Anti-Kalashnikov AK 47 door evolved from the need to offer a higher degree of protection against the upsurge in terrorism and crime. The AK 47 model is fully bullet proof and features triple armor and triple door locks.

Development of Markets

     The Company relies on management's ability to determine the existence and extent of available markets for its products. Company management has considerable marketing background and devotes a significant portion of its time to marketing related activities. The Company also utilizes the local marketing knowledge of its joint venture partners and subsidiaries to network in the countries covered by the Company's licensing agreements.

     The Company markets it's building related products under the IMSI[R] Block trademark, the polyurethane elastomer and application system marketed by subsidiary Bullhide Corporation under the Bullhide trademark, and the Master Door product line.

     The contracts obtained by the Company have resulted in the Company being positioned to capture a substantial segment of the enormous demand for labor-friendly, energy-efficient, rapid-deployment, low-cost construction technologies and building methods. The Company is developing established and emerging global markets by utilizing its own comparative strengths in concert with those of its technology partner, IMSI, and those of other selected strategic partners. Current strategic relationships have been established in America, Asia, the Middle East, and the Mediterranean Basin. Any such strategic joint ventures and license arrangements that involve the marketing and manufacturing of the IMSI Block System with any other IMSI licensee are subject to the crossover sales provision of the IMSI licensing agreement.


The Company is focusing on the following core competencies:

       * Strategic planning and implementation of finance, marketing and sales objectives Training
       *       Administrative oversight of manufacturing activities
       * Establishment of cooperative joint ventures with strategic partners operating in target markets

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

     Each of the Company's selected global partners and licensees provides the Company with essential political and business relationships with prominent local business and government entities. Additionally, those local relationships provide the Company with specific knowledge of commercial opportunities and cultural, legal and business insights into markets in which such knowledge and relationships are strategically vital.

     The two prime major market areas where the Company has established operations are as mentioned earlier: China and India. In each operation, the Company has a controlling interest.

Operations of Subsidiaries and Joint Ventures

Great Wall New Building Systems

     For centuries, the Chinese have built their homes and buildings with brick made from red clay. The harvesting of this clay has destroyed millions of acres of precious agricultural topsoil, putting additional pressure on the government of the Peoples Republic of China (the "PRC") to feed its 1.3 billion citizens. In reaction, the Chinese government has implemented a program to phase out the use of red clay brick for residential construction in China. The PRC has recognized that the IMSI wall system offers environmental benefits, as well as advantages in terms of energy saving and ease of construction. On that basis, and in the face of ongoing critical shortages of quality housing, the State Building

Materials Bureau of the PCR has joined with the Company's subsidiary, Great Wall New Building System ("Great Wall") to promote the establishment of the wall system as a standard construction method for China's housing market.

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

     Great Wall controls a $4 million registered capital joint venture in Beijing, Mi Yun county. The Joint Venture occupies a 12 acre site, and in June 1999, was commissioned to construct 5 million square feet of mid-rise residential construction for fiscal 2000-2001 utilizing the IMSI Block. This contract was delayed due to the fact that the Chinese substituted another, stronger Joint Venture partner, The Building Materials Bureau of Mi Yun as Great Wall's partner. The joint venture has obtained certification for the IMSI system in Mi Yun only, and the Company is now working on nationwide certification. While this certification process is moving forward, Great Wall will begin delivering on orders for over 10 million conventional concrete blocks (this kind of flexibility is a major advantage of the Fleming-Eagle Block Plant).
Great Wall will also market IMSI block to the local Mi Yun market. The Company anticipates block manufacturing capacity to double in 2001.
Great Wall anticipates the replication of its operation in Lioaning Province in Northern China upon certification, where the need for energy efficiencies offered by the IMSI Block system is particularly acute.

Eagle Building Technologies, Private Ltd. of India

     In India, the world's second largest country in terms of population (over 1 billion inhabitants), the Company has formed Eagle Building Technologies, Private Ltd. of India, a 100% own subsidiary of Eagle Capital International, Ltd.

     In July of 2000, the Company contracted with Jayant Tipnis Consultants, PL (JTCPL) for an initial order of 750,000 units of the patented IMSI[R] Block system valued at over $1.5 Million USD. Production in Bombay began in the third quarter of 2000 and the contract was completed in November of 2000. The Company then received a Purchase Order from JTCPL for an additional 10 million IMSI[R] Block of which the Company delivered 1 million IMSI[R] Block in the 1st Quarter of 2001. The Company is currently negotiating a project in Gujarat, and subject to the approval of financing, Eagle-Fuller (a company joint venture), along with Eagle Capital International and Mr. Dilip Barot of InfoCity in Gujarat, would commence the construction of 150,000 apartments ranging from 400 sq. ft. to 500 sq. ft. per apartment.

     As in China, the Company anticipates its opportunities in India will expand dramatically both within the Mumbai area and into other main population centers. The British influence on India helps facilitate both language and governmental functions. As in China, the Company's Indian subsidiary is the exclusive authorized representative of IMSI[R] technologies and related business development activities.

Business Dimensions, Inc.

     In August 2000, the Company acquired all of the assets of Business Dimensions, Inc ("BDI"), a private Florida corporation, whose major asset is the license to sell and distribute products in North America manufactured by Master srl, an Italian company that designs and manufactures armored doors under the Master Door name. (See Product Lines.)

Eagle-Fuller International

     Eagle and Fuller International Development, Ltd. ("Fuller") formed a joint venture to develop real estate around the world. The Eagle-Fuller International joint venture brings together all the disciplines and capabilities necessary for large-scale real estate development.

     Fuller has been a major international building company for 118 years. Fuller performs a wide range of services including development, project management, and construction management. Fuller's international experience includes projects in China, Indonesia, Philippines, Russia, Eastern Europe, Middle East, Africa and Central and South America.
Fuller has demonstrated its ability to adapt to a broad range of cultures and commercial operating conditions in Russia and China. Fuller is the development manager for the City of Moscow on a new 125 story, 2.7 million square foot office building. In China, Fuller provided development management services for a 2 million square foot mixed-use complex in Shanghai, and a 1 million square foot retail complex in Guangzhou.

     Together, the Company and Fuller have access to capital markets and other international project financing sources. Eagle-Fuller International has a signed contract to do Phase I development work in China for a proposed 108 story office tower and commercial complex. It is also been chosen to develop and market a 5 star Hotel and Commercial Complex in Elphinstone, Mumbai, India and hopes to break ground in September of 2001.

Bullhide Corporation

     In March 2000, Eagle purchased a 44% interest in Bullhide Corporation, a publicly traded Florida corporation (OTCBB: BULH). Bullhide manufactures a patented proprietary polyurethane material and has designed a methodology for application of the material which is used as a coating sealant. Bullhide manufactures two basic products marketed under the trademark Bullhide . Bullhide improved the patented product formula and stabilized the Bullhide network of licensed distributors.

     The Company spent the last 12 months improving the balance sheet by cleaning up the outstanding liabilities that Bullhide's prior management incurred. All creditors have agreed to accept payments of 20% of their outstanding debt plus one (1) share of Bullhide common stock for each $1.00 of debt forgiveness in full satisfaction of all amounts due and owing. The Company is also working with Bullhide's prior accountants to get Bullhide fully reporting. Eagle will continue to market Bullhide overseas and anticipates generating revenue for the Bullhide product in both the China and India markets for fiscal 2001.

Fleming Manufacturing Company

     As of October 2000, the Company acquired all of the issued and outstanding securities of Fleming Manufacturing Company, Inc. ("Fleming Manufacturing"), a Missouri corporation located in Cuba, Missouri, from William M. Fleming for an aggregate purchase price of $3,875,000. The Company is financing the acquisition by a combination of cash derived from operations, officer loans, and a promissory note which has been converted to common stock.

     Fleming Manufacturing has been in business for almost 60 years. It is the leader in the manufacture of mobile block equipment and related products to the concrete products industry. Fleming Manufacturing makes a mobile block plant for the production of mortarless block and pavers on site. The Company is a major customer of Fleming Manufacturing.

Employees

     As of December 31, 2000, the Company, inclusive of subsidiaries and joint ventures, had a total of 88 employees broken down as follows: 11 employees at the corporate headquarters, 6 employees for the China subsidiary, 18 employees for the Indian subsidiary, 1 employee for Business Dimensions, Inc., 7 employees for Eagle-Fuller International,
3 employees for Bullhide Corporation, and 42 employees for Fleming Manufacturing Corp.

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

Government Regulation

     In 2000, the United States Congress passed a bill which granted PRC permanent Most Favored trade status. This will allow the local economy of China to expand more rapidly and enable the Company to reach a wider target audience with the IMSI patented block system. It is anticipated that PRC will join the World Trade Organization during 2001.


ITEM 2.   PROPERTIES
          ----------

     The Company currently manufactures products at two (2) facilities, leases five (5) separate facilities for administrative and manufacturing purposes, and utilizes two (2) offices maintained by joint venture partners at no cost, as follows:

     Boca Raton, Florida - On February 1, 2001, the Company entered into a license agreement to lease a 2,100 square foot office facility located in Boca Raton, Florida for an initial term of twelve (12) months commencing February 1, 2001, at a cost of $3,900 per month for the initial term with automatic renewal for a second twelve (12) month term at $4,095 per month provided that the Company does not terminate the license agreement within sixty (60) days prior to the expiration of the initial twelve (12) month term. This facility serves as the Company's principal administrative headquarters. The facility is well maintained and adequately covered by insurance. The facility is not unique and could be replaced, if necessary, at the end of the initial term.

     Washington, D.C. - On February 7, 2001, the Company entered into a lease agreement for an 1,100 square foot apartment to be utilized as an office in Washington, D.C. for an initial term of eleven (11) months and twenty-two (22) days commencing February 7, 2001 at a cost of $3,770 per month for the initial term with automatic renewal for a second term of twelve (12) months at $4,524 per month provided that the Company does not terminate the lease agreement within thirty (30) days prior to the expiration of the initial term. The facility is well maintained and adequately covered by insurance. The facility is not unique and could be replaced, if necessary, at the end of the term.

     Greenwich, Connecticut - On August 8, 2000, the Company entered into a sublease agreement for an 800 square foot office facility located in Greenwich, Connecticut for an initial term of eighteen (18) months commencing July 1, 2000, at a cost of $2,500 per month for the initial term. The sublease contains no options or other provisions to extend the initial term. The facility is well maintained and adequately covered by insurance. The facility is not unique and can be replaced at the end of the initial term.

     Cuba, Missouri - The Company owns a 20,000 square foot manufacturing and warehouse facility located in Cuba, Missouri (outside St. Louis).
The facility is approximately 35 years old and in good condition. The facility encompasses part of the manufacturing operation of Fleming Manufacturing Company, a wholly-owned subsidiary of the Company. The facility is used to manufacture mobile block plants. The facility has no room for expansion as demand may necessitate; however, the Company also leases an additional 32,000 square foot manufacturing facility conveniently located adjacent to the owned facility at a cost of $4,000 per month. The lease is for a ten (10) year term commencing January 1, 2001. The Company has a right of first refusal to acquire the leased premises and an option to purchase the leased premises during the initial ten (10) year term of the lease for the appraised value of the premises. The facilities leased by the Company are well maintained. Both facilities are adequately insured and in substantial compliance with environmental laws and regulations.

     Mumbai, India - On June 15, 2000, the Company entered into a Lease and License Agreement for the lease of a factory facility of 10,000 square feet located near Brilad Parkway Station, District Valsad, Mumbai, India (near Bombay) at a cost of 25,000 Rupees ($555.00 U.S.) per month for the initial term. The term of the lease is for 12 months and commenced June 15, 2000. The factory is utilized by Eagle Building Technologies Private Ltd. of India, a wholly-owned subsidiary of the Company. The factory is used for the manufacture of Surface Bonding Cement used in the IMSI Wall System. The facility is adequately maintained and covered by insurance. The factory is in substantial compliance with the laws and regulations of the district in which the factory is located. Eagle Building Technologies, PL purchases the other components of the IMSI Wall System from suppliers located in or near Mumbai. Eagle Building Technologies, PL is in the process of securing a larger facility 25KM from Mumbai to make the logistics of our operation easier. It is anticipated this will be done by April 30, 2001.

     Mumbai, India - The Company's wholly-owned subsidiary, Eagle
Building Technologies Private Ltd. of India, maintains its principal administrative offices in a facility provided by the subsidiary's
Managing Director at no expense to the subsidiary. The offices are well maintained and suitable for current operations.

     Mi Yun, China - The Company's wholly-owned subsidiary, Great Wall New Building Systems, maintains administrative offices in a facility provided by the Company's Chinese joint venture partner, Chinese Building Materials Bureau (a government controlled entity) at no expense to the subsidiary. The offices are well maintained and suitable for current operations.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     From time to time, the Company may be involved in litigation that arises in the normal course of business operations.

IMSI Shareholders v. Wynn Westmoreland, Eagle Capital International,
Ltd., et al.
--------------------------------------------------------------------
On July 21, 1999, the Company was named as a defendant in a derivative action filed on behalf of the shareholders of IMSI, Inc. The Company was one of multiple defendants named in the suit filed in the Third Judicial District Court for Salt Lake City, Utah. On September 21, 2000, the court approved a settlement agreement to favorably resolve all claims against the Company.

Patronus Industries, L.C. et al. v. Eagle Capital International, Anthony D'Amato, Third Judicial District Court, State of Utah, Civil No. 000910540.
---------------------------------------------------------------------------
The complaint alleges that Eagle has failed to issue to plaintiffs 1,286,400 shares of Eagle common stock. The complaint also alleges that Eagle failed to return 250,000 shares of Eagle Preferred A stock owned by one of the plaintiffs and, if the shares are not returned, asks for damages of $625,000. The complaint also seeks damages for any difference in the market price of Eagle shares between the time when the shares should have been available to plaintiffs and when they are actually made available to plaintiffs. In March 2001, the parties executed a settlement agreement which favorably resolved all claims against the Company.

Clealon B. Mann Family Limited Partnership No. 1 et. al.. v. Wynn Westmoreland et al., Third Judicial District Court, State of Utah, Civil No. 010901263.
------------------------------------------------------------------------
The Company was served with a complaint that alleges that Eagle conspired with Wynn Westmoreland and others to defraud plaintiffs and seeks an accounting. The complaint appears to be in large part a copy of the complaint filed against the same defendants in Integrated Masonry Systems International et. al. v. Westmoreland et. al., Third Judicial District Court, State of Utah, Civil No. 990908831 (the "IMSI Litigation"). The claims against Eagle in that litigation have been dismissed with prejudice as a result of a settlement agreement between Eagle and the plaintiffs. The district court and IMSI's board of directors approved the settlement. Further, Mr. Mann voted in his capacity as an IMSI director and shareholder to approve the settlement agreement. Moreover, many of the things complained of have been remedied either in the settlement agreement or by the subsequent actions of the board of IMSI. The Company has filed a Motion to Dismiss the complaint as the claims are barred by res judicata and the release. Additionally, the Company is seeking the imposition of sanctions and attorneys fees as determined by the Court.

Eagle Capital International, Ltd. v. Lone Wolf Energy, United States District Court for the District of Utah, Civil No. 2:00CV988K.
--------------------------------------------------------------------
This is an action brought by the Company to set aside an agreement and settlement agreement on the grounds of fraud. Lone Wolf has also filed a subsequent suit in Oklahoma, Lone Wolf Energy, Inc. v. Eagle Capital International, LTD., United States District Court for the North District of Oklahoma, Civil No. 00CV1040K (M) seeking to recover from Eagle the balance due on the $1,000,000 note issued by Eagle in connection with the settlement agreement. In the Utah action, Lone Wolf has moved to dismiss on the grounds that the action can only be tried in Oklahoma. If Lone Wolf is not successful in getting the Utah action dismissed, Lone Wolf can be expected to counterclaim for the balance due on the note. If the Utah action is dismissed for lack of jurisdiction, Eagle will counterclaim in Oklahoma raising the same issues it has raised in the Utah action. No discovery has occurred in either action, so it is not possible to make an evaluation of the likelihood of an unfavorable outcome.


ITEM 4.   SUBMISSION  OF MATTERS TO A VOTE OF SECURITY  HOLDERS
          -----------------------------------------------------

     On April 25, 2000, proxies were submitted by a majority of the shareholders of Eagle Capital International, Ltd. approving a change of the Company name to Eagle Building Technologies, Ltd. It is anticipated that the name change will take effect in the second quarter of 2001.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The Company's common stock began trading on the National Association for Securities Dealers, Inc.'s OTC Bulletin Board in the last quarter of 1996, and is currently trading under the symbol "EGCP". Set forth below is the range of high and low bid information for the Company's common stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.

  Fiscal Period                      High Bid       Low Bid
  -------------                      --------       -------
  1999:
  -----
  First Quarter..................... $ 2.9375       $ 2.25
  Second Quarter....................   2.25           2.15
  Third Quarter.....................   2.0625         1.875
  Fourth Quarter....................   1.8125         1.625

  2000:
  -----
  First Quarter..................... $ 1.50         $ 1.375
  Second Quarter....................    .8125          .8125
  Third Quarter.....................    .5625          .50
  Fourth Quarter....................    .3125          .25

  2001:
  -----
  First Quarter..................... $ 2.75         $ 2.3125
      (through March 30, 2001)*

*  Adjusted for a 1-for-6 reverse stock split effected on February 9, 2001.

     As of March 30, 2001, there were approximately 563 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of March 31, 2001.

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

General

     The Company was incorporated in Nevada in 1994 under the name IAC, Inc. In October, 1998, the Company changed its names to Eagle Capital International, Ltd. During 1998, the Company acquired the assets of IMSI CapFund, Inc. ("CapFund") CapFund utilized the IMSI Block System which, today, through licensing agreements between the Company and IMSI, is the cornerstone product of the Company.

     The Company controls and operates several subsidiaries and joint ventures around the world including Great Wall in China, Eagle Building Technologies, Private Ltd. of India, Business Dimensions, Inc., Eagle-Fuller International, Bullhide Corporation, and Fleming Manufacturing Company. (See Business Operations of Subsidiaries and Joint Ventures.)

Financial Condition

     At December 31, 2000, the Company had total assets of $15,248,008, as compared to total assets of $9,799,074 at December 31, 1999; total liabilities of $6,916,964, as compared to total liabilities of $724,533 at December 31, 1999; and a net worth of $8,331,044, as compared to a net worth of $9,074,541 in 1999. The principal reason for the increase in total liabilities was the acquisition of Fleming and other investments.

Liquidity and Capital Resources

     As of December 31, 2000, the Company's cash totaled $717,847 as compared to $20,326 at December 31, 1999, an increase of $697,521. Net cash used in operations was $2,073,831 compared to $638,505 used by operations in 1999. The increase in cash used in operations is primarily due to losses incurred in operations. At the current time, the Company is generating cash flow in excess of its operating requirements solely from the India Operations. In the long term, Management believes, based upon current results, that the Company will continue to fund operations entirely from revenues. However, additional financing may be required in the event the Company makes future acquisitions. Product development expenditures will be significantly increased, but such expenditures should be paid for out of operating income.

     During February and March of 2001, The Company raised $1,500,000 from the sale of its securities purchased by Mr. Meyer Berman, a Director of the Company. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     REVENUES - Sales for the fiscal year ended December 31, 2000, were $3,354,847 compared to sales of $-0- in 1999.

     GROSS PROFIT - Gross profits for fiscal year ended December 31, 2000 were $1,618,413 compared to gross profit of $-0- for 1999. The increase in gross profit is directly proportional to the increase in sales revenue generated by the Company.

     DEPRECIATION AND AMORTIZATION - Due to the amortization of certain intangible assets (primarily license rights) which began in 2000, depreciation for the year 2000 increased to $380,391 as compared to $-0-in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $4,953,680 for the fiscal year ended
December 31, 2000, as compared to $3,374,786 for 1999. The increase in expenses is due to increased start-up costs and expansion of the Company.

     OTHER EXPENSES - Other expenses are broken down into the following three (3) areas: interest, loss on sales of securities, and other. The losses were ($325,607), ($52,282) and ($5,275), respectively. Losses in these categories were $-0- for 1999.

     The Company experienced a net loss of $5,738,634 in 2000 compared to a net loss of $3,374,786 in 1999. Of the $5,738,634 net loss, the Company incurred significant losses due to impairment costs (the write-off of $1,714,387 goodwill in CT India and CT Mexico) and start-up costs of $201,363 in Bullhide Corporation.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     In May, 2000, the Company changed accountants beginning with the audit of the financial statements for the fiscal year ended December 31, 1999, from Jones, Jensen & Company, Certified Public Accountants ("JJC") to Christensen & Duncan, Certified Public Accountants. JJC resigned as the Company's accountant in or about May 2000 (see Item 13 concerning filing of Form 8-K in connection with change of accountants).

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

     The accounting firm of Christensen & Duncan, Certified Public Accountants, has audited the Company's financial statements for the Company's fiscal year ended December 31, 1999 (see item 7 above).

     In November, 2000, the Company again changed accountants beginning with the audit of the financial statements for the fiscal year ended December 31, 2000, from Christensen & Duncan, CPA's LC ("C&D") to Tanner + Co., certified public accountants. C&D resigned as the Company's independent auditor on November 28, 2000 (see Item 13 concerning filing of Form 8-K in connection with change of accountants). The change was made because Gerry Christensen joined the Company as Comptroller and could not continue as an independent auditor.

     The report of C&D on the Company's financial statements for the fiscal year ended December 31, 1999 did not contain an adverse opinion or disclosure of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

     In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1999, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with C&D on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of C&D would have caused C&D to make reference to the matter in its report.

     The accounting firm of Tanner + Co. has audited the Company's financial statements for the Company's fiscal year ended December 31, 2000 (see item 7 above).

                                  PART III
                                  --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         ------------------------------------------------------------

The directors and executive officers of the Company as of the date of this report are as follows:

Name                     Age       Position
----                     ---       --------

Anthony D'Amato          31        Chairman and Director

Ralph Thomson            63        Secretary and Director

Andros Savvides          37        Director

Donald Pollock           56        Chief Financial
                                   Officer, Treasurer and
                                   Director

Robert Kornahrens        43        Director

Charles A. Gargano       66        Director

William C. Mango, Jr.    60        Chief Operating Officer
                                   and Director

Samuel Gejdenson         52        Director

Meyer Berman             67        Director


     There  are  no  other  significant  employees.   There  are  no
family relationships between the above listed persons, nor is there any involvement in certain legal proceedings.

     The Company's directors serve for a term of one year, or until their successors shall have been elected and qualified.

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

     DR. RALPH THOMSON joined the Company as a director in November, 1998, and was later named Corporate Secretary. Dr. Thomson's career spans over thirty years and involves experience in International and Domestic market development, trade policy, as well as regulatory and legislative activity. He is currently the president and CEO of International Business Catalyst, a firm devoted to International Marketing, Executive Sales, mergers and acquisitions. Dr. Thomson has served as an advisor on employment, economic development, trade and export issues for the Nixon, Ford, Carter, and Reagan administrations. Dr. Thomson directed the establishment of Electronic Industry relations with the governments of Canada, Brazil, Hong Kong, Singapore, Korea, the Philippines, and India. Dr. Thomson has Master's Degrees and a PhD in International Affairs, Economics, and Law & Diplomacy from the Fletcher School of Law and Harvard University with dissertation under Dr. Henry Kissinger.

     ANDROS S. SAVVIDES joined the Company as a director in November, 1999. Mr. Savvides is one of the founders of Excel Group Inc. a large New York Construction and Engineering firm founded in 1988. Mr. Savvides is a leader in many cutting edge industry trends and his company is one of the few ISO-9000 certified companies in the construction industry.
Mr. Savvides received his B.A. in Computer Science/Business from C.W. Post College in 1995.

     DONALD POLLOCK joined the Company as Treasurer, Chief Financial Officer and a director in April, 2000. Mr Pollock has owned his own consulting company since early 1999. Previously, Mr. Pollock was with JM Family Enterprises, Inc., whose subsidiaries include Southeast Toyota Distributions, Inc. and World Omni Financial Corp. During his 15-year tenure with JM, Mr. Pollock was the Vice President of The Dealer Development Group, Inc., a dealer investment program that he developed from inception. In addition to overseeing the investments of the various dealerships, his duties included establishing operating and financial controls. While with JM, Mr. Pollock was also the Director of Business Management for Southeast Toyota Distributors, Inc., and held numerous other executive positions with World Omni Financial Corp. Mr. Pollock also has an extensive background with Ford Motor Credit Corporation. Mr. Pollock earned a Bachelor of Science Degree in Economics in 1966 from Jacksonville University.

     ROBERT P. KORNAHRENS joined the Company as a director in April, 2000. In 1983, Mr. Kornahrens started Advanced Roofing, Inc., one of the largest roofing contractors in South Florida with annual revenues in excess of twenty million dollars. Prior to 1983, Mr. Kornahrens was employed in several management positions with Triple M Roofing Corporation in New York. Mr. Kornahrens is considered an expert in the roofing industry and has authored numerous articles that have appeared in trade and education publications. Mr. Kornahrens earned a Bachelor of Science Degree in Business Administration from the University of Arizona in 1979.

     CHARLES A. GARGANO joined the Company as a director in June, 2000. Mr. Gargano is the Chairman and Commissioner of the Empire State Development Corporation and Vice Chairman of the New York/New Jersey Port Authority. He has had a long and distinguished career in public service as both a Diplomat and an Administrator, following a very successful career in the private sector as a principal at J.D. Posillico Engineering and Construction. He helped build J.D. Posillico from 30 persons in 1963 to over 800 persons in 1978. He was appointed Deputy Administrator of the Federal Urban Mass Transportation Administration by President Reagan in 1981, and then as Ambassador to Trinidad and Tobago from 1988 to 1991. Chairman Gargano has B.S. and M.B.A. degrees from Fairleigh Dickinson University and an M.S. in Civil Engineering from Manhattan College.

     WILFRED G. MANGO, JR. joined the Company in August 2000 as Chief Operating Officer and Director. Since 1980, Mr Mango has been Chairman and CEO of George A. Fuller Company and its parent company, The Fuller Group, Inc., specializing in major building construction and real estate development. Prior to 1980, Mr. Mango held executive positions at ITT and the Crimmins Companies. Throughout his career, Mr. Mango has had extensive international experience. In recent years, he has concentrated on business in China, Mexico, Russia, Eastern Europe and other developing areas. He has been responsible for billions of dollars of development and construction work throughout the world. Mr Mango holds a B.S. degree from Lehigh University and an MBA from New York University.

     HON. SAMUEL GEJDENSON, former United States Congressman who represented Connecticut's 2nd Congressional District, joined the Company in February, 2001, as a Director and will serve the Company as Vice-President of Governmental Affairs. Mr. Gejdenson served in the United States House of Representatives for 20 years ending his congressional career as the ranking Democrat on the House Committee on International Relations, a committee promoting U.S. exports upon which he served for 18 years. Mr. Gejdenson was the author of several major pieces of legislation including Jobs Through Exports Act enacted into law in 1992 and the Jobs Through Trade Expansion Act enacted into law in 1994. Mr. Gejdenson received an A.S. degree from Mitchell College in New London, Connecticut in 1968 and a B.A. from the University of Connecticut in Storrs, Connecticut in 1970.

     MEYER A. BERMAN joined the Company in February, 2001, as a Director. Mr. Berman founded M.A. Berman Co., a registered securities broker-dealer in 1981. Mr. Berman is regularly consulted for his stock market expertise, and has been quoted and referenced in financial publications such as The Wall Street Journal and Barron's as well as appearances on CNBC. Mr. Berman has attended the University of Illinois, University of Connecticut, and City College of New York.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2000.


                        SUMMARY COMPENSATION TABLE
                        --------------------------

               Annual Compensation                                             Long Term Compensation
               -------------------                                   --------------------------------------
                                                                               Awards             Payments
                                                                     -----------------------     ----------
                                                                     Restricted   Securities
Name of Individual                                Other Annual        Stock       Underlying/     LTIP        All Other
and Principal Position   Year   Salary   Bonus     Compensation(1)    Award(s)    Options/SARs    Payouts     Compensation
----------------------   ----   ------   -----     ---------------    --------    ------------    -------     ------------

Anthony D'Amato          2000   $-0-     $-0-        33,000(2)          -0-          -0-            -0-           -0-
President
                         1999   $-0-     $-0-       104,167(2)          -0-          -0-            -0-           -0-




(1) Other Annual Compensation for all officers and directors was in the form of shares of the Company's restricted common stock.

(2) Pursuant to an Employment Agreement, Anthony D'Amato received 33,000 shares of the Company's restricted common stock in 2000 valued at $49,500 ($1.50 per share), and 104,167 shares of restricted common stock in 1999 valued at $156,251 ($1.50 per share). The issuance of shares to Mr. D'Amato have been adjusted to reflect the 1:6 reverse stock split.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and
(iii) all directors and officers of the Company as a group:

                                                 Shares Beneficially  Percentage
Name & Address          Position with Company        Owned(1)          of Shares
--------------         ------------------------  -------------------  -----------
Anthony D'Amato        Chairman, CEO, President      563,905(2)          13.6%
20283 State Road 7,    and Director
Suite 213
Boca Raton, FL 33498

Dr. Ralph Thomson      Secretary and Director         22,501               .5%
8120 Royal Lane
Sandy, Utah 84093




Mr. Andros Savvides    Director                       64,858              1.6%
20283 State Road 7,
Suite 213
Boca Raton, FL 33498

Wilfred G. Mango, Jr.  Chief Operating Officer             0                0
30 Winding Lane        and Director
Greenwich, CT 06831

Donald Pollock         Tresurer, Chief Financial           0                0
20283 State Road 7,    Officer and Director
Suite 213
Boca Raton, FL 33498

Robert Kornahrens      Director                       87,997              2.1%
20283 State Road 7,
Suite 213
Boca Raton, FL 33498

Charles A. Gargano      Director                      33,333               .8%
20283 State Road 7,
Suite 213
Boca Raton, FL 33498

Samuel Gejedenson       Director                           0                0
20283 State Road 7,
Suite 213
Boca Raton, FL 33498

Meyer Berman            Director                     293,800(3)           7.1%
20283 State Road 7,
Suite 213
Boca Raton, FL 33498

Richard W. Lahey        Shareholder                  326,118(4)           7.8%
8 Woodland Place
Kentfield, CA 94904
____________________________________________

All Officers and Directors
as a Group (9)                                     1,066,394             25.7%


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

(2) Includes 5,000 shares held in a custodial account for Mr. D'Amato's minor daughter over which Mr. D'Amato maintains control.

(3) Includes 52,500 shares held in the name of M.A. Berman Partners, LP, of which Mr. Berman is the Managing General Partner; 8,300 shares in the name of the Berman Foundation of which Mr. Berman is the sole trustee; and 2,500 shares held in the name of M.A. Berman & Co. of which Mr. Berman is the sole proprietor.

(4) Includes 6,666 shares held in trust by Mr. Lahey for his children over which Mr. Lahey maintains control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
         ----------------------------------------------------

     In April, 2000, we arranged a line of credit with Republic Security Financial Corporation in the amount of $225,000. To secure the line of credit, Anthony D'Amato, our Chief Executive Officer and President, provided his personal payment guaranty. The line of credit has been fully paid; however, the availability of the line remains on an "as needed" basis inclusive of Mr. D'Amato's guaranty.

     The Company operates in China and India while holding additional licenses for Mexico and Europe pursuant to five (5) licensing agreements with Integrated Masonry Systems International, Inc. The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.

     During the period commencing September 2000 to April 2001, Mr. D'Amato converted all of his loans to the Company to restricted common stock at valued at $3.00 per share.

     During the fiscal year ended December 31, 2000, the Company issued 33,000 shares of restricted common stock to Anthony D'Amato, Chairman and Chief Executive Officer, pursuant to his Employment Agreement.

     On January 26, 2001, the Company's Board of Directors approved a 1-for-6 reverse stock split of the Company's common stock effective
February 5, 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

EXHIBIT NO.

3.1         Certificate of Incorporation & Certificates of Amendment
            Thereto of Registrant

3.2         By-Laws of Registrant

10.1(a)     Anthony D'Amato Employment Agreement (May 15, 1999 - May 14,
            2001)

10.1(b)     Anthony D'Amato Employment Agreement (May 15, 1999 - May 14,
            2001)

10.2        Wilfred C. Mango, Jr. Employment Agreement (August 1, 2000 -
            July 31, 2002)

10.3        Wilfred C. Mango, Jr. Consulting Agreement (August 1, 2000 -
            July 31, 2002)

10.4        Ralph Thompson Employment Agreement (May 15, 1999 - May 14,
            2001)

16.1        Letter of No Disagreement from Christensen & Duncan, CPA's LC.


REPORTS ON FORM 8-K

     During the fourth quarter ended December 31, 2000, and through the date of the filing of this Form 10-KSB, the Company filed reports of Form 8-K as follows:

  (1) On or about November 30, 2000, the Company filed a Report on Form 8-K announcing that Christensen & Duncan, CPA's LC resigned as the Company's independent accountants.

  (2) On or about December 4, 2000, the Company filed a Report on Form 8-K announcing that the Company had engaged Tanner + Co. as the Company's new independent accountants.

  (3)  On or about January 9, 2001, the Company filed a Report on
       Form 8-K/A amending the Forms 8-K filed on or about November 30, 2000 and December 4, 2000.

  (4) On or about January 10, 2001, the Company filed a Report on Form 8-K announcing the acquisition of Fleming Manufacturing Co., a privately held Missouri corporation that manufacturers






       mobile block pants for the production of mortarless block and pavers.

  (5) On or about January 26, 2001, the Company filed a Report on Form 8-K announcing a one-for-six (1:6) reverse stock split of the Company's Common Stock effective February 5, 2001.

  (6) On or about February 9, 2001, the Company filed a Report on Form 8-K announcing the appointment of Samuel Gejdenson and Meyer A. Berman to the Company's Board of Directors.

                                SIGNATURES

     In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE CAPITAL INTERNATIONAL, LTD.


Dated: April 16, 2001         By:/s/Anthony D'Amato
                                 --------------------------
                                 Anthony D'Amato, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity              Date
----------                 --------              ----
/s/Anthony D'Amato         President             April 16, 2001
---------------------      and Director
Anthony D'Amato

/s/Ralph Thompson          Secretary             April 16, 2001
---------------------      and Director
Dr. Ralph Thompson

/s/Wilfred G. Mango        Chief Operating       April 16, 2001
---------------------      Officer
Wilfred G. Mango, Jr.

/s/Donald Pollock          Chief Financial       April 16, 2001
---------------------      Officer, Treasurer,
Donald Pollock             and Director

/s/Andros Savvides         Director              April 16, 2001
---------------------
Andros Savvides

/s/Robert Kornahrens       Director              April 16, 2001
---------------------
Robert Kornahrens

/s/Charles A. Gargano      Director              April 16, 2001
---------------------
Charles A. Gargano

/s/Samuel Gejedenson       Director              April 16, 2001
---------------------
Samuel Gejedenson

/s/Meyer A. Berman         Director              April 16, 2001
---------------------
Meyer A. Berman

                   EAGLE CAPITAL INTERNATIONAL, LTD.


                          Financial Statements


                       December 31, 2000 and 1999

                                           EAGLE CAPITAL INTERNATIONAL, LTD.

                                  Index to Consolidated Financial Statements
----------------------------------------------------------------------------



                                                                 Page
                                                                 ----

Report of Tanner + Co.                                            F-2

Report of Christensen & Duncan CPA's                              F-3

Balance sheet                                                     F-4

Statement of operations                                           F-5

Statement of stockholders' equity                                 F-6

Statement of cash flows                                           F-8

Notes to financial statements                                    F-11





----------------------------------------------------------------------------
                                                                        F-1

                                              INDEPENDENT AUDITORS' REPORT








To The Board of Directors and Stockholders of
Eagle Capital International, Ltd. and Subsidiaries


We have audited the consolidated balance sheet of Eagle Capital International, Ltd. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Capital International, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with auditing standards generally accepted in the United States of America.



                             TANNER + CO.





Salt Lake City, Utah
April 3, 2001

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan to perform the audit to obtain reasonable assurance bout whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Capital International, Ltd. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                        CHRISTENSEN & DUNCAN, CPAs LC



May 22, 2000
Salt Lake City, Utah

                                           EAGLE CAPITAL INTERNATIONAL, LTD.
                                                  Consolidated Balance Sheet

                                                                December 31,
----------------------------------------------------------------------------

                                                    2000             1999
                                                 ------------    ------------
       Assets
       ------
Current assets:
  Cash                                           $    717,847    $     20,326
  Accounts receivable, net                            559,415               -
  Inventories                                       1,348,518               -
  Other current assets                                236,232               -
                                                 ----------------------------
     Total current assets                           2,862,012          20,326

Property and equipment, net                         3,199,811         185,100
Intangible assets, net                              8,482,920       5,690,000
Investment in unconsolidated subsidiaries                   -       3,603,648
Investment in joint venture                           583,119               -
Deposits and other assets                             120,146         300,000
                                                 ----------------------------
                                                 $ 15,248,008    $  9,799,074
                                                 ============================
=============================================================================

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
  Notes payable                                  $  3,258,373    $    475,000
  Accounts payable                                  1,609,490          94,173
  Advances from officer                               719,479           5,860
  Accrued liabilities                               1,204,954         149,500
  Current maturities of capital lease
    obligations                                        73,893               -
                                                 ----------------------------
     Total current liabilities                      6,866,189         724,533

Capital lease obligations                              23,223               -
Other liabilities                                      27,552               -
                                                 ----------------------------
     Total liabilities                              6,916,964         724,533
                                                 ----------------------------
Commitment and contingencies                                -               -

Stockholders' equity:
  Preferred stock, class A, $.001 par
    value, 10,000,000 shares authorized;
    0 and 1,080,600 shares issued an
    outstanding, respectively                               -           1,081
  Preferred stock, class B, $.001 par
    value, 10,000,000 shares authorized;
    0 and 856,021 shares issued and
    outstanding, respectively                               -             856
   Common stock $.001 par value,
     11,666,667 shares authorized;
     3,310,853 and 1,183,870 shares
     outstanding, respectively                          3,311           1,184
   Additional paid-in capital and other
     equity                                        16,078,621      13,208,674
   Convertible note/equity instrument               2,125,000               -
   Accumulated deficit                             (9,875,888)     (4,137,254)
                                                 ----------------------------
     Total stockholders' equity                     8,331,044       9,074,541
                                                 ----------------------------
                                                 $ 15,248,008    $  9,799,074
                                                 ============================


-----------------------------------------------------------------------------
                                                                          F-4
See accompanying notes to consolidated financial statements.

                                           EAGLE CAPITAL INTERNATIONAL, LTD.
                                        Consolidated Statement of Operations

                                                    Years Ended December 31,
----------------------------------------------------------------------------

                                                    2000             1999
                                                 ------------    ------------
Sales                                            $  3,354,847    $          -
Cost of sales                                       1,736,434               -
                                                 ----------------------------
     Gross profit                                   1,618,413               -

Selling, general and administrative expenses       (4,953,680)     (3,374,786)
Impairment of goodwill                             (1,714,387)              -
Impairment of investment                             (201,363)              -
Equity in loss of joint venture                      (104,453)              -
                                                 ----------------------------
     Loss from operations                          (5,355,470)     (3,374,786)

Other expense:
  Interest expense                                   (325,607)              -
  Loss on sale of securities                          (52,282)              -
  Other                                                (5,275)              -
                                                 ----------------------------
     Net loss before income taxes                  (5,738,634)     (3,374,786)

Provision for income taxes                                  -               -
                                                 ----------------------------
     Net loss                                    $ (5,738,634)   $ (3,374,786)
                                                 ============================
Weighted average number of common
  shares outstanding
     Basic and diluted                              1,693,070         581,629
                                                 ============================
Loss per common share
     Basic and diluted                           $      (3.39)   $      (5.80)
                                                 ============================



-----------------------------------------------------------------------------
                                                                          F-5
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                            Statement of Stockholders' Equity

                                       Years Ended December 31, 2000 and 1999
-----------------------------------------------------------------------------

                            Preferred Stock   Preferred Stock                     Addt'l        Other                     Total
                                Class A           Class B        Common Stock     Paid-in       Equity     Accumulated Stockholder's
                          Shares     Amount  Shares    Amount  Shares     Amount  Capital     Instruments    Deficit      Equity
                          ----------------------------------------------------------------------------------------------------------

Balance, January 1, 1999  1,586,400  $1,586         -  $    -    332,986  $  333  $  822,433  $         -  $  (762,468) $    61,884

Issuance of common stock
 for cash, net of
 offering costs of
 $97,500                          -       -         -       -    158,333     158     852,342            -            -      852,500

Issuance of preferred
 Class B stock for
 investments in
 unconsolidated
 subsidiaries                     -       -   889,375     888          -       -   8,892,862            -            -    8,893,750

Issuance of preferred
 class B stock for
 services                         -       -    72,557      73          -       -     725,497            -            -      725,570

Issuance of common stock
 for services                     -       -         -       -    305,283     305   1,831,395            -            -    1,831,700

Conversion of preferred
 A stock to common stock   (505,800)   (505)        -       -    210,750     211         294            -            -            -

Conversion of preferred B
 stock to common stock            -       -  (105,911)   (105)   176,518     177         (72)           -            -            -

Shareholders' cash
 contributions                    -       -         -       -          -       -      83,923            -            -       83,923

Net loss                          -       -         -       -          -       -           -            -   (3,374,786)  (3,374,786)
                          ---------------------------------------------------------------------------------------------------------
Balance, December 31,
 1999                     1,080,600   1,081   856,021     856  1,183,870   1,184  13,208,674            -   (4,137,254)   9,074,541

Issuance of common
 stock for cash, net
 of offering costs of
 $2,500                           -       -         -       -    12,500       13      72,487            -            -       72,500


-----------------------------------------------------------------------------
                                                                          F-6
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                            Statement of Stockholders' Equity
                                                                    Continued

                                       Years Ended December 31, 2000 and 1999
-----------------------------------------------------------------------------

                            Preferred Stock   Preferred Stock                      Addt'l        Other                     Total
                                Class A           Class B        Common Stock      Paid-in       Equity    Accumulated Stockholder's
                          Shares     Amount  Shares    Amount  Shares      Amount  Capital     Instruments   Deficit       Equity
                          ----------------------------------------------------------------------------------------------------------
Issuance of preferred
 class B stock for
 additional investment
 in subsidiary                    -       -    29,467      29          -        -      73,639           -            -       73,668

Issuance of common
 stock for additional
 investment in subsidiary         -       -         -       -     13,613       14      20,405           -            -       20,419

Issuance of common
 stock for services               -       -         -       -    279,750      280     567,845           -            -      568,125

Issuance of common stock
 as payment of debt               -       -         -       -    559,526      559   1,759,441           -            -    1,760,000

Issuance of common stock
 as payments of interest          -       -         -       -    214,450      214     375,211           -            -      375,425

Convertible note issued
 in acquisition                   -       -         -       -          -        -               2,125,000            -    2,125,000

Conversion of Preferred A
 stock to Common Stock   (1,080,600) (1,081)        -       -    237,497      237         844           -            -            -

Conversion of Preferred B
 stock to Common Stock            -       -  (885,488)   (885)   809,647      810          75           -            -            -

Net loss                          -       -         -       -          -        -           -           -   (5,738,634)  (5,738,634)
                          ---------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        - $     -         -   $   -  3,310,853   $3,311 $16,078,621  $2,125,000  $(9,875,888) $ 8,331,044
                          =========================================================================================================



-----------------------------------------------------------------------------
                                                                          F-7
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Cash Flows

                                                     Years Ended December 31,
-----------------------------------------------------------------------------

                                                    2000             1999
                                                 ------------    ------------

Cash flows from operating activities:

  Net loss                                       $ (5,738,634)   $ (3,374,786)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Impairment of goodwill                         1,714,387              -
     Amortization and depreciation                    380,391              -
     Impairment of equity investment in
      unconsolidated subsidiary                       201,363              -
     Stock issued for services                        568,125      2,557,270
     Stock issued as payments of interest             375,425              -
     Equity in loss of unconsolidated
      subsidiaries                                    104,453        140,102
     (Increase) decrease in:
        Inventory                                      66,552              -
        Other assets                                  (92,472)             -
     Increase (decrease) in:                                               -
        Accounts payable                               41,589         38,909
        Accrued liabilities                           304,990              -
                                                  --------------------------
          Net cash used in
          operating activities                     (2,073,831)      (638,505)
                                                  --------------------------
Cash flows from investing activities:
  Cash acquired in acquisition                          8,828              -
  Investment in and advances to
   unconsolidated subsidiaries                       (626,803)             -
  Deposits                                           (100,000)      (300,000)
  Investment in license rights                        (15,000)       (90,000)
  Purchase of property, plant and
   equipment                                         (783,619)       (68,000)
                                                  --------------------------
          Net cash used in
          investing activities                     (1,516,594)      (458,000)
                                                  --------------------------

Cash flows from financing activities:
  Net advances from officer                         1,605,491              -
  Proceeds from notes payable                       3,017,250        480,860
  Payments on notes payable                          (407,295)             -
  Proceeds from issuance of stock                      72,500        936,423
  Investment in unconsolidated
   subsidiaries                                             -       (300,500)
                                                  --------------------------
          Net cash provided by
          financing activities                      4,287,946      1,116,783
                                                  --------------------------
           Net increase in cash                       697,521         20,278

Cash, beginning of year                                20,326             48
                                                  --------------------------
Cash, end of year                                 $   717,847    $    20,326
                                                  ==========================


-----------------------------------------------------------------------------
                                                                          F-8
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Cash Flows
                                                                    Continued
-----------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information

                                               December 31,
                                      -----------------------------
                                          2000              1999
                                      -----------------------------
Cash paid during the year for
  Interest                            $    189,642      $     3,379
                                      =============================
  Income taxes                        $          -      $         -
                                      =============================


Supplemental Disclosure of Non-Cash Transactions

2000
----

* During the year ended December 31, 2000 the Company acquired the assets and liabilities of Fleming Manufacturing Company in a purchase transaction. The transaction required the payments of $1,250,000 and the issuance of a note payable of $483,418, and the issuance of an equity instrument of $2,125,000. The Company recorded the following:

          Accounts receivable                  $    559,415
          Prepaids                                   22,206
          Inventory                               1,415,070
          Intangibles                             1,272,622
          Property, plant and equipment           2,059,137
          Accounts payable                         (253,728)
          Accrued liabilities                      (778,016)
          Debt        (447,116)
          Equity                                 (3,858,418)
                                               ------------
          Net cash acquired                    $     (8,828)
                                               ============

* The Company reclassified an investment in an unconsolidated subsidiary of $1,884,787 to goodwill upon the Company increasing its investment in the subsidiary to 100% by issuing 29,467 shares of preferred B stock and 13,613 shares of common stock valued at $73,668 and $20,419, respectively.

* The Company issued 559,526 shares of common stock as payment of $1,760,000 of debt.


-----------------------------------------------------------------------------
                                                                          F-9
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Cash Flows
                                                                    Continued
-----------------------------------------------------------------------------

*  Deposits of $300,000 were used to acquire property and equipment.

* The Company converted 1,080,600 shares of preferred A stock to 237,497 shares of common stock.

* The Company converted 885,488 shares of preferred B stock to 809,647 shares of common stock.

* The Company increased its investment in joint venture for the contribution of $130,000 of equipment.


1999
----

The Company acquired interests in unconsolidated subsidiaries and license rights for the following consideration.

                          Percentage   Preferred B     Additional
                          Ownership       Stock      Paid-In Capital     Payable          Total
                          -------------------------------------------------------------------------
CT Great Wall of China           49%   $       168   $     1,685,082   $   150,000    $   1,835,250
CT India                         40%           103         1,035,897       150,000        1,186,000
CT Mexico                        49%            57           572,443       150,000          722,500
IMSI licenses                                  560         5,599,440             -        5,600,000
                          -------------------------------------------------------------------------




-----------------------------------------------------------------------------
                                                                         F-10

See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements

                                                   December 31, 2000 and 1999
-----------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of Eagle Capital International, Ltd. (Eagle) and its wholly-owned subsidiaries, Fleming Manufacturing Company (Fleming), and Great Wall New Building Systems (collectively the Company). All significant intercompany account balances and transactions have been eliminated in consolidation.

The Company is engaged in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc.
(IMSI).  The Company also has interests in three other business segments:
the manufacture of protective coatings for truck beds and other purposes through its investment in Bullhide Corporation; real estate development through its interest in Eagle-Fuller International, a joint venture formed subsequent to year-end; and the market, sale and distribution of armored doors through its wholly owned subsidiary Business Dimensions, Inc. None of these segments had significant assets or operations during 2000 or 1999, consequently no segment data have been reported.

Cash Equivalents

The Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on the first-in first-out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures of maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


-----------------------------------------------------------------------------
                                                                         F-11

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies
     Continued

Intangible Assets

Intangible assets consist of license rights to certain production processes and goodwill. License rights and goodwill are amortized on the straight-line method over a twenty year period.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows, such loss is recognized in the statement of operations.

Revenue Recognition

Revenue is recognized when the product is shipped.

Organizational Costs

The Company has adopted Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. In accordance with SOP No. 98-5, the Company has expensed all organizational costs.

Income (Loss) Per Share

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted income (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


-----------------------------------------------------------------------------
                                                                         F-12

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies
     Continued

Income Taxes

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


-----------------------------------------------------------------------------
                                                                         F-13

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies
     Continued

Reclassifications

Certain reclassifications have been made to the prior year's financial statements in order to conform them to the classifications used for the current year.

2.   Detail of Certain Balance Accounts

                                                  December 31,
                                          --------------------------
                                            2000              1999
                                          --------------------------
     Receivables:
       Trade receivables                  $    712,415   $         -
       Less allowance for doubtful
         accounts                             (153,000)            -
                                          --------------------------
                                          $    559,415    $        -
                                          ==========================
     Inventories:
       Finished goods/purchased parts     $      6,850    $        -
       Work-in-process                         568,742             -
       Raw materials                           772,926             -
                                          --------------------------
                                          $  1,348,518    $        -
                                          ==========================


-----------------------------------------------------------------------------
                                                                         F-14

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

3.   Property and Equipment

     Property and equipment consist of the following:

                                                  December 31,
                                          --------------------------
                                            2000              1999
                                          --------------------------
     Equipment                            $    61,069    $   185,100
     Furniture and fixtures                 3,811,122              -
     Leasehold improvements                   376,032              -
     Transportation equipment                 124,507              -
                                          --------------------------
                                            4,372,730        185,100
     Less accumulated depreciation
       and amortization                    (1,172,919)             -
                                          --------------------------
                                          $ 3,199,811    $   185,100
                                          ==========================

4.   Acquisitions

Fleming Manufacturing Company

On October 1, 2000 the Company acquired the outstanding common stock of Fleming Manufacturing Company, a maker of cement block production equipment. The acquisition was accounted for as a purchase and, accordingly, the financial statements reflect the results of operations of Fleming Manufacturing Company since the date of acquisition. The purchase price of $3,875,000, financed through short-term debt and convertible debt/equity instruments, has been allocated to the assets of the Company based upon their respective fair market values. The excess of the purchase price over the assets acquired has been recorded as goodwill.


-----------------------------------------------------------------------------
                                                                         F-15

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

4.    Acquisitions
      Continued

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition had occurred at the beginning of fiscal 2000:

                                                          Pro Forma
                                                          Results of
                                                          Operations
                                                             2000
                                                         -------------
     Total revenue                                       $   6,285,989

     Total expenses                                         11,985,920
                                                         -------------
     Net loss                                            $  (5,699,931)
                                                         =============
     Net loss per share                                  $       (3.37)
                                                         =============

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of future results.

Bullhide Corporation

During the year ended December 31, 2000, the Company acquired forty-four percent of Bullhide Corporation, a manufacturer of patented truck bed liners and other protective coating technologies and methods, for $201,363.

Bullhide Corporation - Continued

At year end, as a result of continuing losses and significant accumulated deficits, management believed the Company's investment in Bullhide Corporation was impaired, and therefore, recorded an impairment loss of $201,363.

-----------------------------------------------------------------------------
                                                                         F-16

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

4.    Acquisitions
      Continued

Business Dimensions, Inc.

In August 2000, the company acquired all of the assets of Business Dimensions, Inc., whose major asset is the license to sell and distribute armored doors. The Company paid no consideration in the acquisition, but may be required to make certain payments in the future based on specific events. The results of operations of Business Dimensions, Inc. were not significant for the year ended December 31, 2000.

Other Acquisitions

During 1999, the Company acquired interests in three companies. The ownership interest in each Company and the consideration paid was as follows:


                          Percentage   Preferred B     Additional
                          Ownership       Stock      Paid-In Capital     Payable          Total
                          -------------------------------------------------------------------------

Great Wall New
  Building Systems              49%    $      168    $    1,685,082     $  150,000    $   1,835,250
CT India                        40%           103         1,035,897        150,000        1,186,000
CT Mexico                       49%            57           572,443        150,000          722,500


The preferred B stock issued in connection with the acquisitions was recorded at a value of $10 per share ($1.00 value of common stock at a conversion rate of 10 shares of common stock for one share of preferred B stock). As the Company's ownership percentage was less than 50% as of December 31, 1999, the Company used the equity method of accounting for such acquisitions and recorded its percentage share of the subsidiaries' losses for 1999 in the accompanying statement of operations.

On September 30, 1999, the Company renegotiated its purchases of Great Wall New Building System, CT India and CT Mexico as a result of litigation concerning the Company's license agreements with IMSI (see Note 5).


-----------------------------------------------------------------------------
                                                                         F-17

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

4.    Acquisitions
      Continued

During the year ended December 31, 2000, the Company's ownership interest in Great Wall New Building Systems, CT Mexico and CT India increased to 100%, 100%, and 70%, respectively. Upon changing from the equity method of accounting to consolidation of Great Wall New Building Systems, CT Mexico and CT India, the following was recorded:

                           Great Wall
                           New Building
                             Systems           CT Mexico       CT India

Equipment                  $      2,857      $         -     $         -
China joint venture             550,382                -               -
Other net current assets
  (liabilities)               (154,671)           55,993          62,250
                           ---------------------------------------------
Total                          398,568            55,993          62,250
Goodwill                     1,864,368           625,837       1,088,550
                           ---------------------------------------------
Purchase price             $ 2,262,936       $   681,830     $ 1,150,800
                           =============================================


During the year ended December 31, 2000, the Company determined that due to certain limitations on the license rights acquired through the CT Mexico and CT India acquisitions (as discussed further in Note 5), the goodwill recorded in conjunction with these acquisitions of $1,714,387 was deemed to be impaired and written off as of December 31, 2000.

-----------------------------------------------------------------------------
                                                                         F-18

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

5.   Intangible Assets

     Intangible assets consists of the following:

                                                  December 31,
                                          --------------------------
                                            2000              1999
                                          --------------------------
     Goodwill                             $ 3,157,409  $           -
     License rights                         5,705,000      5,690,000
     Accumulated amortization                (379,489)             -
                                          --------------------------
                                          $ 8,482,920  $   5,690,000
                                          ==========================

Amortization expense was $379,489 and $0 for the years ended December 31, 2000 and 1999, respectively.

5.   Intangible Assets
     Continued

During the year ended December 31, 2000 the Company recorded impairment of goodwill in the amount of $1,714,387. The goodwill was purchased in connection with the acquisition of CT Mexico and CT India. These acquisitions were made to obtain license rights to a Company's production process in Mexico and India. Subsequent to such, the current management of the Company discovered that such licenses were not perfected, which forced the Company to acquire the license rights directly under an agreement which requires the Company to pay a 4.5% royalty on all sales with a minimum royalty required. It also became apparent that the former management groups of CT Mexico and CT India had not entered into relationships which would result in sales through subsidiaries. As a result, the Company determined the goodwill in CT Mexico and CT India is impaired and has recorded an impairment in the amount of $1,714,387.

6.   Joint Venture

The Company has entered into a joint venture in the People's Republic of China for the primary purpose of producing and selling cement building blocks, bonding cement, polystyrene foam insulation, and related technical services. The Company has a fifty-five percent interest in the joint venture, however, due to the nature of the business environment in China, the Company is not considered for accounting purposes to exert significant control and the joint venture is accounted for under the equity method.


-----------------------------------------------------------------------------
                                                                         F-19

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


6.   Joint Venture
     Continued

     The following is summary financial information of the joint venture:

                                                 2000            1999
                                             ----------------------------

     Sales                                   $     2,144     $          -
     Cost of sales                               (13,573)               -
                                             ----------------------------
     Gross profit                                (11,429)               -
     Administrative and general expense          181,785                -
                                             ----------------------------
     Loss from operations                       (193,214)               -
     Interest income                               3,299                -
                                             ----------------------------
     Net loss                                $  (189,915)    $          -
                                             ============================

     Company share of loss                   $  (104,453)    $          -
                                             ============================

     Current assets                          $    14,281     $          -
                                             ============================

     Noncurrent assets                       $ 1,084,793     $          -
                                             ============================

     Current liabilities                     $    38,858     $          -
                                             ============================


-----------------------------------------------------------------------------
                                                                         F-20

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

7.   Notes Payable

     Notes payable consist of the following:

                                                    2000           1999
                                               -----------------------------

Bank line of credit agreement which allows
the Company to borrow a maximum amount
of $1,000,000 at an interest rate equal to
the bank's prime rate plus .50% (10% at
December 31, 2000).  The line of credit is
secured by accounts receivable, inventory,
furniture, fixtures and equipment              $    350,000      $         -


Notes payable to an individuals, due in
2001 with interest at 15%, secured by
Company stock                                     1,125,000                -

Note payable pursuant to a settlement
agreement to an entity in monthly
installments including interest at
13.5%, unsecured.                                   850,000                -


Note payable to an individual in
monthly installments including
interest at 6.2%, secured by
property and equipment                              483,418                -

Note payable to entities, due
2001 with interest at 15%,
secured by Company stock                           350,000                 -

Note payable to an entity,
due January 2001 with interest
at 18%, secured by Company
stock                                              99,955                  -



-----------------------------------------------------------------------------
                                                                         F-21

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


Note payable to the Company's
president, due February 2000
with interest at 15%, this
note was converted to common
stock                                                   -             250,000

Note payable to an entity,
due January 2000 with interest
at 12%, this note was
converted to common stock in
2000                                                    -             125,000

Note payable to a board member
and shareholder, due March 2000
with interest at 15%,
this note has converted to
common stock in 2000                                    -              50,000



-----------------------------------------------------------------------------
                                                                         F-22

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

7.   Notes Payable
     Continued

Note payable to an entity, due
February 2000 with interest at
12%, this note was paid
in full in 2000                                         -              50,000
                                              -------------------------------
Total notes payable                           $ 3,258,373         $   475,000
                                              ===============================

The Company has a line of credit with a financing company in the amount of $225,000. To secure the line of credit, the Company's Chief Executive Officer and President, provided his personal payment guaranty. As of December 31, 2000 there was no outstanding balance on the line of credit. The availability of the line remains on an as needed basis inclusive of the guarantee.

8.   Leases

The Company leased certain equipment under noncancelable capital leases during 2000. Assets held under capital leases were included in and equipment are as follows:

      Machinery and equipment                 $   371,785
      Accumulated amortization                   (187,115)
                                              -----------
                                              $   184,670
                                              ===========

Amortization expense on capital leases for the year ended December 31, 2000, was $59,334.



-----------------------------------------------------------------------------
                                                                         F-23

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

8.   Leases
     Continued

     As of December 31, 2000, future minimum payments under capital leases are as follows:

     Years Ended December 31,                               Amount
     ------------------------                           -------------

     2001                                               $      79,455
     2002                                                      23,652
                                                        -------------
     Total minimum lease payments                             103,107
     Lease amounts representing interest                        5,991
                                                        -------------
     Present value of net minimum lease payments               97,116
     Less current maturities                                   73,893
                                                        -------------
                                                        $      23,223
                                                        =============

9.   Convertible Note/Equity Instrument

In connection with the acquisition of Fleming Manufacturing Company, the Company issued a convertible note payable in the amount of $2,125,000. The note was payable in cash at the option of the Company through October 2001 after which it would be immediately converted to common stock. In addition, the Company could convert the note to common stock, at its discretion, at any time. Subsequent to December 31, 2000, the note was converted into 35,417 shares of common stock. Due to the terms of the note, the Company's intention to convert the note to common stock, and the actual conversion subsequent to year-end, the convertible note has been classified as part of stockholders' equity in the financial statements.

10.   Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:


-----------------------------------------------------------------------------
                                                                         F-24

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

                                                          Year Ended
                                                          December 31,
                                                  --------------------------
                                                    2000              1999
                                                  --------------------------
     Federal income tax
       benefit at statutory rate                  $ 2,099,000    $ 1,265,000
     Change in valuation allowance                 (2,099,000)    (1,265,000)
                                                  --------------------------
                                                  $         -    $         -
                                                  ==========================

Deferred tax assets (liabilities) at December 31, 2000 and 1999 are comprised of the following:

                                                    2000              1999
                                                  --------------------------
     Net operating loss carry forward             $ 2,867,000    $ 1,500,000
     Depreciation and amortization                    (44,000)             -
     Goodwill impairment                              643,000              -
     Investment impairment                             76,000              -
     Allowance for doubtful accounts                   57,000              -
                                                  --------------------------
                                                    3,599,000      1,500,000

     Less valuation allowance                      (3,599,000)    (1,500,000)
                                                  --------------------------
                                                  $         -    $         -
                                                  ==========================

A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

At December 31, 2000, the Company has approximately $7,647,000 of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in 2019.

-----------------------------------------------------------------------------
                                                                         F-25

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

11.   Commitments  and Contingencies

Royalty Agreements

During the year ended December 31, 2000 the Company settled litigation with an entity concerning certain license rights. Under the terms of the settlement the entity agreed to ratify licenses previously granted to the Company for China, India and Mexico for a one time license fee of $25,000 each. In addition, the entity agreed to issue the Company a license for Southern Europe for a license fee of $50,000, and to recognize a previous license for Romania granted to a Company investee. The settlement agreement requires the Company to pay a royalty of 4.5% of gross revenues from licensed products, with approximate minimum royalties as follows:

               Year Ending December 31,                 Amount
               ------------------------              -------------

                        2001                         $     225,000
                        2002                         $     360,000
                        2003                         $     360,000
                        2004                         $     360,000
                        2005                         $     360,000


Total royalty expense was $226,714 and $0 in 2000 and 1999, respectively.

Employment Agreements

The Company has employment agreements with its president and chief executive officer and with other employees which expire at various dates from May 2001 through July 2002. The agreements may be renewed upon mutual consent of both parties. The agreements provide for base salaries, bonuses and certain other incentives. The agreements also provide for severance benefit at the time of termination unless termination is for cause , lack of performance, resignation, or by reason of death.

Litigation

The Company is involved in litigation that arises in the normal course of business operations. Current actions relate to certain financing transactions. Management does not believe that any of these matters will have a significant adverse affect on the consolidated financial position or results of operation of the Company.

-----------------------------------------------------------------------------
                                                                         F-26

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

12.   Related Party Transactions

During the years ended December 31, 2000 and 1999, the Company issued 148,741 and 426,212 shares of common stock to its president and chief executive officer for services and payment on notes payable, respectively.

The Company has a line of credit in the amount of $225,000 that is guaranteed by the Company's Chief Executive Officer and President. As of December 31, 2000, the line of credit had no outstanding balance; however, the availability of the line remains on an as needed basis inclusive of the guaranty.

The Company operates in China and India while holding additional licenses for Mexico and Europe pursuant to five (5) licensing agreements with Integrated Masonry Systems International, Inc. (IMSI). The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.

During the period commencing September 2000 to April 2001 the Company's Chief Executive Officer and President converted all of his loans to the Company to restricted common stock valued at $3.00 per share.

13.   Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and notes payable. The carrying amount of cash, receivables and payable approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at floating market interest rates in aggregate.


-----------------------------------------------------------------------------
                                                                         F-27

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                Notes to Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

14.   Recent Accounting Pronounce-ments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 138, issued in June 2000.
The requirements of SFAS No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS 133 to have no material impact on the Company's financial position and results of operations.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

15.    Subsequent Events

Reverse Stock Split

On February 2, 2001, the Company effected a one-for-six reverse stock split of the Company's common stock, reducing the authorized shares from 70,000,000 to 11,666,667. Par value of the common stock will remain $.001 per share. All the references to the number of common shares and per share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Eagle-Fuller Joint Venture

On February 20, 2001, the Company entered into a joint venture agreement with Fuller International Development, Ltd., to form the Eagle-Fuller Joint Venture. The purpose of the joint venture is to perform real estate development activities in India.

-----------------------------------------------------------------------------
                                                                         F-28