Form 10QSB
period 2001-03-31
EAGLE CAPITAL INTERNATIONAL LTD
filed 2001-05-14
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001
                                           --------------

                      Commission File Number: 0-26322
                                              -------

                    EAGLE BUILDING TECHNOLOGIES, INC.
                    ---------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                   88-0303769
   ------------------------                  -----------------------
   (State of Incorporation)                  (IRS Employer I.D. No.)

         20283 Powerline Road, Suite 213, Boca Raton, Florida 33498
         ----------------------------------------------------------
                 (Address of principal executive offices )

                                (561) 487-3600
             -----------------------------------------------
             (Issuer's telephone number, including area code)

                       EAGLE CAPITAL INTERNATIONAL, LTD.
           -----------------------------------------------------
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS
There were 4,173,996 shares of Common Stock, $.001 par value, issued and outstanding at March 31, 2001.

                      EAGLE CAPITAL INTERNATIONAL, LTD.

                                   INDEX
PART I.    FINANCIAL INFORMATION
    Item 1.     Financial Statements

                Balance Sheets - March 31, 2001 (Unaudited) and
                December 31, 2000

                Statements of Operations - Three months ended March 31, 2001 and 2000 (Unaudited).

                Statements of Cash Flows - Three months ended March 31, 2001 and 2000 (Unaudited).

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

SIGNATURES

                        EAGLE CAPITAL INTERNATIONAL, LTD.

                          PART I - FINANCIAL INFORMATION

Item I.  Financial Statements
         --------------------

                       EAGLE BUILDING TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS
                                     March 31,     December 31,
                                       2001            2000
                                    -----------    ------------
                                    (Unaudited)
CURRENT ASSETS:

  Cash                             $ 2,333,747     $   717,847
  Accounts Receivable                  547,654         559,415
  Other Advances                       239,218         236,232
  Inventories                        1,447,665       1,348,518
  Prepaid expenses                       5,200             -
                                    -----------    ------------
      TOTAL CURRENT ASSETS           4,573,484       2,862,012
                                    -----------    ------------

PROPERTY AND EQUIPMENT, net          2,975,971       3,199,811
                                    -----------    ------------
OTHER ASSETS -
  Deposits                              20,146         120,146
  Goodwill, net                      3,023,702       3,063,170
  Investment in joint venture          583,119         583,119
  License rights, net                5,348,563       5,419,750
                                    -----------    ------------
      TOTAL OTHER ASSETS             8,975,530       9,186,185
                                    -----------    ------------

             TOTAL ASSETS          $16,524,985     $15,248,008
                                    ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses               $   503,348     $ 2,814,444
  Notes payable                      1,536,924       3,332,266
  Advances from officer                395,979         719,479
  Deposits                             729,232             -
                                    -----------    ------------
     TOTAL CURRENT LIABILITIES       3,165,483       6,866,189
                                    -----------    ------------

LONG TERM LIABILITIES                  854,243          50,775
                                    -----------    ------------
SHAREHOLDERS' EQUITY:
  Common Stock, $.001 par value
   70,000,000 shares authorized
   4,173,996 and 3,310,853 shares
   issued and outstanding at
   March 31, 2001 and
   December 31, 2000                     4,174           3,311
  Additional paid in capital        19,166,758      16,078,621
  Accumulated deficit               (8,790,673)     (9,875,888)
  Convertible note/equity
    instrument                       2,125,000       2,125,000
                                    -----------    ------------
     TOTAL STOCKHOLDERS' EQUITY     12,505,259       8,331,044
                                    -----------    ------------
     TOTAL LIABILITIES AND

       STOCKHOLDERS' EQUITY        $16,524,985     $15,248,008
                                    ==========      ==========


See accompanying notes to condensed
consolidated financial statements.


                     EAGLE BUILDING TECHNOLOGIES, INC.
                          STATEMENTS OF OPERATIONS
                               (Unaudited)

                                       Three Months Ended
                                    March 31,       March 31,
                                      2001            2000
                                   -----------    -----------

SALES                              $ 4,098,661    $          -

COSTS OF SALES                       1,682,444               -
                                   -----------    ------------

GROSS PROFIT                         2,416,217               -
                                   -----------    ------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES             1,327,100         176,947
                                   -----------    ------------

INCOME (LOSS) FROM OPERATIONS        1,089,117        (176,947)
                                   -----------    ------------
OTHER EXPENSES:
 Interest expense                        3,902             -
                                   -----------    ------------

NET INCOME (LOSS)                  $ 1,085,215    $   (176,947)
                                   ===========    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                            3,877,238       3,062,875
  - Diluted                          3,877,238       3,062,875

NET INCOME (LOSS)
  PER COMMON SHARE
  - Basic                                  .28            (.06)
                                   -----------    ------------
  - Diluted                        $       .28    $       (.06)
                                   ===========    ============


See accompanying notes to condensed
consolidated financial statements.

                      EAGLE BUILDING TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                       Three Months Ended
                                     March 31,       March 31,
                                       2001            2000
                                   -----------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                $ 1,085,215     $  (176,947)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
     Amortization                      110,655             -
     Stock issued for services         114,000             -
     Depreciation                       22,247             -
  Changes in operating assets
   and liabilities:
     Advances                           (2,986)            -
     Accounts receivable                11,761             -
     Inventories                       119,353             -
     Prepaid expenses                   (5,200)            -
     Deposits                           76,540             -
     Accounts payable and
       accrued expenses               (408,404)        (16,165)
                                   -----------     -----------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES             1,123,181        (193,112)
                                   -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Decrease in other assets             100,000               -
  Investment in subsidiaries
    (net of cash acquired                  -          (659,863)
  Investment in license rights             -            (5,000)
  Purchase of property, plant
   and equipment                       (16,907)       (762,900)
                                   -----------    ------------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES               83,093      (1,427,763)
                                   -----------    ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net advances from officer            426,500             -
  Net proceeds (payments) on
    notes payable                   (2,241,874)      1,579,326
  Proceeds from issuance of stock    2,225,000          22,500
                                   -----------    ------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES               409,626       1,601,826
                                   -----------    ------------

NET INCREASE (DECREASE) IN CASH      1,615,900         (19,049)

CASH AT BEGINNING OF PERIOD            717,847          20,326
                                   -----------    ------------

CASH AT END OF PERIOD              $ 2,333,747    $      1,277
                                   ===========    ============


See accompanying notes to
condensed consolidated financial statements.

                     EAGLE CAPITAL INTERNATIONAL, INC.
                AMENDED NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001


NOTE 1 - Basis of Presentation - The accompanying interim condensed consolidated financial statements of Eagle Capital International, Ltd. are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2 -  STOCKHOLDERS' EQUITY

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through March 31, 2001:


                                                       Additional
                                      Common             Paid In
                                 Shares     Amount       Capital
                              ---------    --------    -----------

Balance - Jan. 1, 2001        3,310,853    $ 3,311     $16,078,621

Common stock sold for cash      416,667        417       2,224,583

Issuance of Common Stock
   for services                  50,000         50          74,950
Issuance of Common Stock
   for Interest                  26,000         26          38,974

Note payable conversion         250,000        250         749,750

Settlement on prior
   cancelled shares             120,476        120            (120)
                             ----------   --------    ------------
Balance  - March 31, 2001     4,173,996    $ 4,174     $19,166,758
                             ==========   ========    ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

    The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

    At March 31, 2001, the Company had total assets of $16,524,985, as compared to total assets of $15,248,008 at December 31, 2000; and total liabilities of $4,019,726 at March 31, 2001, as compared to total liabilities of $6,916,964 at December 31, 2000; and stockholders' equity at March 31, 2001 of $12,505,259, as compared to $8,331,044 at December 31, 2000.
The increase in stockholders' equity was primarily due to net income for the three month period ended March 31, 2001 and the sale of stock for cash. In addition, the Company has subsequently converted and/or reduced total liabilities by another $1.1 million dollars as of April 24, 2001.

Liquidity and Capital Resources

    As of March 31, 2001, the Company's cash totaled $2,333,747 as compared to $717,847 at December 31, 2000. Net cash provided by (used in) operations was $1,123,181 for the quarter ended March 31, 2001, compared to $(193,112) in the same quarter ended March 31, 2000. The Company is currently generating cash flow in excess of its operating requirements primarily due to the performance of its operations in India. The Company may sell its securities to accredited investors to pay for the acquisition of Master Door.

    The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

    Sales for the three months ended March 31, 2001 were $4,098,661 compared with sales of $-0- in the quarter ended March 31, 2000. The Company recorded net income of $1,085,215 for the quarter ended March 31, 2001, compared to a net loss of $176,947 for the quarter ended March 31, 2000. Net income recorded for the three months ended March 31, 2001, is primarily due to sales of the IMSI Block System and development work in India.

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

          Not Applicable.

Item 2.   CHANGE IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 19, 2001, proxies were submitted by a majority of the shareholders of Eagle Capital International, Ltd. approving a change of the Company name to Eagle Building Technologies, Inc.

Item 5.   OTHER INFORMATION

          On April 19, 2001, the majority shareholders of Eagle Capital International, Ltd. approved a change of the Company name to Eagle Building Technologies, Inc. which becomes effective May 14, 2001. The Company's new trading symbol will be "EGBT".

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b) (i) On or about January 9, 2001, the Company filed a Report on Form 8-K/A amending the Forms 8-K filed on or about November 30, 2000 and December 4, 2000.

            (ii) On or about January 10, 2001, the Company filed a Report on Form 8-K announcing the acquisition of Fleming Manufacturing Co., a privately held Missouri corporation that manufacturers mobile block pants for the production of mortarless block and pavers.

            (iii) On or about January 26, 2001, the Company filed a Report on Form 8-K announcing a one-for-six (1:6) reverse stock split of the Company's Common Stock effective February 5, 2001.

            (iv) On or about February 9, 2001, the Company filed a Report on Form 8-K announcing the appointment of Samuel Gejdenson and Meyer A. Berman to the
                    Company's Board of Directors.

             (v) On or about April 16, 2001, the Company filed a Report on Form 8-K announcing the acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master Srl ("Master"), an Italian corporation located in Piacenza, Italy.

             (vi) On or about May 10, 2001, the Company's filed a Report on Form 8-K announcing that the Company will change its name to Eagle Building Technologies, Inc. (the "Company") on May 14, 2001.

                                 SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EAGLE BUILDING TECHNOLOGIES, INC.

May 11, 2001                 By:/s/ Anthony D'Amato
                                ---------------------------------
                                Anthony D'Amato, Chairman and CEO