Form 10QSB
period 2001-06-30
EAGLE CAPITAL INTERNATIONAL LTD
filed 2001-08-13
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                                                 -------------

                       Commission File Number: 0-26322
                                              ---------


                       EAGLE BUILDING TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


       Nevada                                             88-0303769
------------------------                            -----------------------
(State of Incorporation)                            (IRS Employer I.D. No.)


          20283 Powerline Road, Suite 213, Boca Raton, Florida 33498
          ----------------------------------------------------------
                   (Address of principal executive offices)


                                 (561) 487-3600
               ------------------------------------------------
               (Issuer's telephone number, including area code)


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

                               Yes  [X]    No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 5,200,186 shares of Common Stock, $.001 par value, issued and outstanding at June 30, 2001.

                       EAGLE BUILDING TECHNOLOGIES, INC.

                                     INDEX



PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 Balance Sheets - June 30, 2001 (Unaudited) and December
                 31, 2000

                 Statements of Operations - Three months and six months ended June 30, 2001 and 2000 (Unaudited).

                 Statements of Cash Flows - Six months ended June 30, 2001 and 2000 (Unaudited).

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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security-Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                     EAGLE BUILDING TECHNOLOGIES, INC.


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                    EAGLE BUILDING TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                              ASSETS
                              ------
                                                June 30,         December 31,
                                                  2001              2000
                                              -----------        ------------
                                              (Unaudited)
CURRENT ASSETS:
  Cash                                        $  6,031,255       $   717,847
  Investments                                    1,319,056                 -
  Accounts Receivable                              932,099           559,415
  Other Advances                                   668,894           236,232
  Inventories                                    1,178,342         1,348,518
  Prepaid expenses                                 482,861                 -
                                              -----------        -----------
      TOTAL CURRENT ASSETS                     10,612,507          2,862,012
                                              -----------        -----------

PROPERTY AND EQUIPMENT, net                     2,737,980          3,199,811
                                              -----------        -----------
OTHER ASSETS -
  Deposits                                         47,700            120,146
  Goodwill, net                                 2,984,234          3,063,170
  Investment in joint venture                     583,119            583,119
  License rights, net                           5,277,250          5,419,750
                                              -----------        -----------
      TOTAL OTHER ASSETS                        8,892,303          9,186,185
                                              -----------        -----------
             TOTAL ASSETS                     $22,242,790        $15,248,008
                                              ===========        ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and
   accrued expenses                           $   604,265        $   939,304
 Notes payable                                    548,418          3,658,373
 Advances from officer                            139,107            719,479
 Deposits                                         427,656            652,692
                                              -----------        -----------
    TOTAL CURRENT LIABILITIES                   1,719,446          5,969,848
                                              -----------        -----------

LONG TERM LIABILITIES                           4,900,106            947,116
                                              -----------        -----------

SHAREHOLDERS' EQUITY:
 Common Stock, $.001 par value
  11,666,666 shares authorized
  5,200,186 and 3,310,853 shares
  issued and outstanding at June 30,
  2001 and December 31, 2000                        5,200              3,311
 Additional paid in capital                    22,844,947         16,078,621
 Accumulated deficit                           (7,145,420)        (9,875,888)
 Foreign currency translation
  adjustment                                      (81,489)                 -
 Convertible note/equity instrument                     -          2,125,000
                                              -----------        -----------
    TOTAL STOCKHOLDERS' EQUITY                 15,623,238          8,331,044
                                              -----------        -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                   $22,242,790        $15,248,008
                                              ===========        ===========




See accompanying notes to condensed
consolidated financial statements.

                      EAGLE BUILDING TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         Three Months Ended               Six Months Ended
                                      June 30,        June 30,       June 30,        June 30,
                                        2001            2000           2001            2000
                                    -----------     -----------    -----------     -----------

SALES                               $ 5,290,120     $       -      $ 9,388,781     $       -

COSTS OF SALES                        2,707,485             -        4,389,929             -
                                    -----------     -----------    -----------     -----------

GROSS PROFIT                          2,582,635             -        4,998,852             -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              1,218,887       2,530,243      2,545,992       3,707,190
                                    -----------     -----------    -----------     -----------

INCOME (LOSS) FROM OPERATIONS         1,363,748      (2,530,243)     2,452,860      (3,707,190)

OTHER INCOME (EXPENSES):
 Investment income                      318,500             -          318,500             -
 Interest expense                       (36,990)            -          (40,892)            -
                                    -----------     -----------    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES     1,645,258      (2,530,243)     2,730,468      (3,707,190)

PROVISION FOR INCOME TAXES                  -               -              -               -
                                    -----------     -----------    -----------     -----------
NET INCOME (LOSS)                   $ 1,645,258     $(2,530,243)   $ 2,730,468     $(3,707,190)
                                    ===========     ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                             4,733,065       1,460,855      4,288,227       1,347,449
  - Diluted                           4,733,065       1,460,855      4,288,227       1,347,449

NET INCOME (LOSS)
  PER COMMON SHARE
  - Basic                           $       .35     $     (1.73)   $       .64     $     (2.75)
                                    -----------     -----------    -----------     -----------
  - Diluted                         $       .35     $     (1.73)   $       .64     $     (2.75)
                                    ===========     ===========    ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                        EAGLE BUILDING TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six Months Ended
                                         June 30,        June 30,
                                           2001            2000
                                       ------------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                     $ 2,730,468     $(3,707,190)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Amortization                           221,436         165,430
     Stock issued for services
       and interest                         199,002         220,750
     Depreciation                            44,278             -
     Reinvested investment income          (318,500)            -
     Impairment of goodwill                     -         1,714,387
  Changes in operating assets
   and liabilities:
     Advances                              (432,662)        (60,778)
     Accounts receivable                   (372,684)            -
     Inventories                            643,676             -
     Prepaid expenses                       (77,861)            -
     Deposits                              (225,036)            -
     Accounts payable and
       accrued expenses                    (233,554)      1,682,360
                                       ------------     -----------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                  2,178,563          14,959
                                       ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in other assets                   72,446             -
  Investment in subsidiaries
    (net of cash acquired)                      -          (477,913)
  Investment in license rights                  -            (5,000)
  Increase in investments                (1,000,556)            -
  Foreign currency translation              (81,489)            -
  Purchase of property, plant
   and equipment                            (55,947)       (869,012)
                                       ------------     -----------
   NET CASH USED IN
    INVESTING ACTIVITIES                 (1,065,546)     (1,351,925)
                                       ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from officer                 932,357         649,002
  Proceeds from notes payable             4,071,000       1,350,000
  Payments on notes payable              (3,227,965)            -
  Purchase of treasury stock                (50,000)            -
  Proceeds from issuance of stock         2,474,999          72,500
                                       ------------     -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  4,200,391       2,071,502
                                       ------------     -----------

NET INCREASE IN CASH                      5,313,408         734,536

CASH AT BEGINNING OF PERIOD                 717,847          20,326
                                       ------------     -----------
CASH AT END OF PERIOD                  $  6,031,255     $   754,862
                                       ============     ===========




See accompanying notes to condensed consolidated financial statements.

                      EAGLE BUILDING TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (Unaudited)


                                              Six Months Ended
                                         June 30,        June 30,
                                           2001            2000
                                       ------------     -----------

CASH PAID DURING PERIOD FOR INTEREST   $     40,892     $      -


SUPPLEMENTAL DISCLOSURE:

During the six months ended June 30,
2001, the Company issued stock at the
following values:

  Prepaid legal and advisory services     $   405,000
  Note payable conversions                  3,637,729
  Settlement of accrued expense               101,485
  Consulting and interest expense             199,002


See accompanying notes to condensed consolidated financial statements.

                   EAGLE BUILDING TECHNOLOGIES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION - The accompanying interim condensed consolidated financial statements of Eagle Building Technologies, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


NOTE 2 -  STOCKHOLDERS' EQUITY

          CHANGES IN STOCKHOLDERS' EQUITY - The following represents the changes in stockholders' equity from January 1, 2000 through June 30, 2001:


                                                           Additional
                                        Common               Paid In
                                  Shares       Amount        Capital
                                ---------      -------     -----------

Balance - Jan. 1, 2001          3,310,853      $ 3,311                                         $16,078,621
Common stock sold for cash        550,000          550       2,474,449
Issuance of Common Stock
  for services                     78,334           78         159,924
Issuance of Common Stock
  for Interest                     26,000           26          38,974
Note payable conversions          716,743          716       3,637,013
Cancellation of treasury
  shares                           (8,333)          (8)        (49,992)
Prepaid legal and
  advisory fees                   135,000          135         404,865
Settlement of prior
  accrued expense                  51,499           52         101,433
Settlement on prior
  cancelled shares                340,090          340            (340)
                                ---------      -------     -----------
Balance  - June 30, 2001        5,200,186      $ 5,200     $22,844,947
                                =========      =======     ===========


NOTE 3 -  RECLASSIFICATION

          Certain liability amounts in the Company's December 31, 2000, balance sheet have been reclassified to conform to the June 30, 2001 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition
-------------------

     At June 30, 2001, the Company had total assets of $22,242,790, as compared to total assets of $15,248,008 at December 31, 2000; current liabilities of $1,719,446 at June 30, 2001, as compared to current liabilities of $5,969,848 at December 31, 2000; and stockholders' equity at June 30, 2001 of $15,623,238, as compared to $8,331,044 at December 31, 2000. The increase in stockholders' equity was primarily due to net income for the six months ended June 30, 2001 of approximately $2.7 million and sales of the Company's common stock.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2001, the Company's cash totaled $6,031,255 as compared to $717,847 at December 31, 2000. Net cash provided by operations was $2,178,563 compared to $14,959 in the same six month period of 2000. The Company is currently generating cash flow in excess of its operating requirements. Management believes based upon current results that the Company will continue to be able to fund its operations entirely from revenues on a going forward basis. The Company required additional financing to fund the acquisition of Master Door, an Italian door and hardware manufacturer. This funding came from $5 million in loans to the Company from a group of accredited investors led by Mr. Meyer Berman. The notes are convertible into the Company's restricted common stock at $10 per share. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2001, but it is also anticipated that such expenditures will be paid from then existing revenues.

     The Company's liquidity will decrease in the third quarter of 2001 should the purchase of Master srl be finalized. In addition to the Master srl closing, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations
---------------------

     Sales for the three and six months ended June 30, 2001 were $5,290,120 and $9,388,781 compared with sales of $0 in the same periods of 2000. Based upon current contracts, the Company anticipates sales of $10 million for third quarter 2001. The Company experienced a net profit of $1,645,258 for the quarter ended June 30, 2001, and a net profit of $2,730,468 for the six months ended June 30, 2001 compared to a net (loss) of ($2,530,243) and ($3,707,190) for the same periods of

2000. Net profit recorded for the six months ended June 30, 2001, is primarily due to revenue from Eagle Building Technologies, PL of India and Fleming Manufacturing Company operations and investment income.

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

                       PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not Applicable.


Item 2.   CHANGE IN SECURITIES
          --------------------

          Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable


Item 5.   OTHER INFORMATION
          -----------------

          On August 2, 2001, Eagle Capital International, Ltd. ("Eagle") entered into an agreement with Aquila Ventures Corporation ("Aquila") to form a Joint Venture entity, Aquila Squared Building Corporation (the "Joint Venture"), to develop large scale social housing in Mexico. Eagle will work exclusively with the Joint Venture to manufacture and distribute the IMSI Building System throughout Mexico. As part of the Agreement, Aquila will purchase two million dollars ($2,000,000 US) of new equipment from Fleming Manufacturing Co., Inc. ("Fleming"), a wholly-owned subsidiary of Eagle. Eagle is responsible for quality control standards, structural engineering specifications, engineering and design supervision, and assistance in the sale and marketing of Eagle's products. Aquila will provide $2,000,000 to purchase the Fleming mobile block plant and necessary equipment, appropriate facilities for the Joint Venture's operations, assist in the procurement of all necessary licenses and permits, and other matters related to operations in a foreign country. Eagle will own fifty-five percent (55%) of the Joint Venture and Aquila will own forty-five percent (45%) of the Joint Venture. Eagle anticipates the Joint Venture being fully operational by the end of 2001.

          In June 2001, William Fleming elected to convert at $10.00 per share his Convertible Promissory Note dated December 30, 2000, in the principal amount of $2,125,000 into 212,500 shares of the Company's restricted common stock.

          On April 16, 2001, Eagle Building Technologies, Inc. (the "Company") acquired eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), an

          Italian corporation located in Piacenza, Italy for an aggregate purchase price of 15,462,350,000 Lire or approximately $7,191,000 U.S. The acquisition was subject to due diligence and a final audit. The audit, as completed to date, has raised certain issues concerning Master's sales revenues which the Company believes require further investigation. The Company has not previously, nor does the Company intend to, consolidate any financial information concerning Master's operations in the Company's financial statements until such time as the Company's due diligence and final audit is completed to the Company's satisfaction.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)(i) On or about May 1, 2001, the Company filed a Report on Form 8-K announcing the acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), an Italian corporation located in Piacenza, Italy, subject to completion of due diligence and a final audit.

            (ii)    On or about May 10, 2001, the Company filed a
                    Report on Form 8-K announcing the Company's name change to Eagle Building Technologies, Inc. and the new trading symbol to "EGBT".

            (iii) On or about May 18, 2001, an Amendment to the January 10, 2001 Form 8-K was filed providing the audited financials of Fleming Manufacturing Company, Inc. ("Fleming"), a wholly owned subsidiary of the Company, for the fiscal year ended December 31, 2000, and the Company's unaudited consolidated Proforma Financial Statement for the fiscal year ended December 31, 2000, inclusive of Fleming.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE BUILDING TECHNOLOGIES, INC.


August 13, 2001               By:/s/ Anthony D'Amato
                                 ---------------------------------
                                 Anthony D'Amato, Chairman and CEO