Form 10QSB
period 2001-09-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2001-11-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                          FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 2001
                                      ------------------


                  Commission File Number: 0-26322
                                          -------


                 EAGLE BUILDING TECHNOLOGIES, INC.
  -----------------------------------------------------------------
  (Exact Name of Small Business Issuer as Specified in its Charter)


       Nevada                                      88-0303769
------------------------                    -----------------------
(State of Incorporation)                    (IRS Employer I.D. No.)


    20283 State Road 7, Suite 213, Boca Raton, Florida 33498
    --------------------------------------------------------
           (Address of principal executive offices )


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

                    Yes  [X]         No [_]


              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 6,543,814 shares of Common Stock, $.001 par value, issued and outstanding at November 15, 2001.

               EAGLE BUILDING TECHNOLOGIES, INC.

                             INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


           Balance Sheets - September 30, 2001 (Unaudited) and
           December 31, 2000

           Statements of Operations - Three months and nine months ended September 30, 2001 and 2000 (Unaudited).

           Statements of Cash Flows - Nine months ended September
           30, 2001 and 2000 (Unaudited).

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

SIGNATURES

                EAGLE BUILDING TECHNOLOGIES, INC.


                 PART I - FINANCIAL INFORMATION


Item I.  Financial Statements
         --------------------

               EAGLE BUILDING TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                    September 30,    December 31,
                                         2001            2000
                                    -------------    ------------
                                     (Unaudited)
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash                              $  9,876,877     $   717,847
  Investments                                556           -
  Accounts Receivable                  5,065,604         559,415
  Other Advances                         526,786         236,232
  Inventories                          2,826,953       1,348,518
  Prepaid expenses                     1,775,502             -
                                    ------------     -----------
      TOTAL CURRENT ASSETS            20,072,278       2,862,012
                                    ------------     -----------

PROPERTY AND EQUIPMENT, net            7,213,611       3,199,811
                                    ------------     -----------
OTHER ASSETS -
  Deposits                               334,200         120,146
  Goodwill, net                        5,784,594       3,063,170
  Investment in joint venture            672,619         583,119
  License rights, net                  5,215,937       5,419,750
                                    ------------     -----------
      TOTAL OTHER ASSETS              12,007,350       9,186,185
                                    ------------     -----------
             TOTAL ASSETS           $ 39,293,239     $15,248,008
                                    ============     ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
 Accounts payable and
   accrued expenses                  $ 7,606,872     $   939,304
 Notes payable                         6,953,198       3,658,373
 Advances from officer                   187,759         719,479
 Deposits                                204,725         652,692
                                    ------------     -----------
    TOTAL CURRENT LIABILITIES         14,952,554       5,969,848
                                    ------------     -----------

LONG TERM LIABILITIES                  5,580,425         947,116
                                    ------------     -----------
MINORITY INTEREST                        314,580            -
                                    ------------     -----------

SHAREHOLDERS' EQUITY:
 Common Stock, $.001 par value
  11,666,666 shares authorized
  6,543,814 and 3,310,853 shares
  issued and outstanding at
  September 30, 2001 and
  December 31, 2000                        6,544           3,311
 Additional paid in capital           24,423,289      16,078,621
 Accumulated deficit                  (5,984,153)     (9,875,888)
 Convertible note/equity instrument          -         2,125,000
                                    ------------     -----------
    TOTAL STOCKHOLDERS' EQUITY        18,445,680       8,331,044
                                    ------------     -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY         $ 39,293,239     $15,248,008
                                    ============     ===========



See accompanying notes to condensed
consolidated financial statements.

                                EAGLE BUILDING TECHNOLOGIES, INC.
                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                         Three Months Ended                Nine Months Ended
                                    September 30,   September 30,  September 30,   September 30,
                                         2001            2000           2001            2000
                                    -------------   -------------  -------------   -------------

SALES                               $ 6,115,904     $ 2,166,667    $15,504,685       $ 2,166,667

COSTS OF SALES                        2,894,697         766,453      7,284,626          766,453
                                    -----------     -----------    -----------     ------------
GROSS PROFIT                          3,221,207       1,400,214      8,220,059        1,400,214

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              2,530,083       1,018,480      5,075,888        3,011,042
                                    -----------     -----------    -----------     ------------

INCOME (LOSS) FROM OPERATIONS           691,124         381,734      3,144,171       (1,610,828)

OTHER INCOME (EXPENSES):
 Litigation settlement                  230,000            -           230,000             -
 Foreign currency exchange gain         257,300            -           257,300             -
 Impairment of goodwill                    -               -              -          (1,714,387)
 Investment and interest income         140,933         (27,828)       459,433          (27,828)
 Interest expense                      (158,277)        (33,414)      (199,169)         (33,656)
                                    -----------     -----------    -----------     ------------

INCOME (LOSS) BEFORE INCOME TAXES     1,161,080         320,492      3,891,735       (3,386,699)

INCOME TAX PROVISION                       -               -              -                -
                                    -----------     -----------    -----------     ------------
NET INCOME (LOSS)                   $ 1,161,080     $   320,492    $ 3,891,735     $ (3,386,699)
                                    ===========     ===========    ===========     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                             5,952,500       1,818,790      4,856,253        1,437,574
  - Diluted                           5,952,500       2,866,660      4,856,253        1,437,574

NET INCOME (LOSS)
 PER COMMON SHARE
  - Basic                           $       .20     $       .18    $       .80     $      (2.36)
                                    -----------     -----------    -----------     ------------
  - Diluted                         $       .20     $       .11    $       .80     $      (2.36)
                                    ===========     ===========    ===========     ============



See accompanying notes to condensed consolidated financial statements.

                    EAGLE BUILDING TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                               Nine Months Ended
                                         September 30,    September 30,
                                             2001             2000
                                         -------------    -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                      $ 3,891,735      $(3,386,699)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Amortization                            368,163          259,797
     Stock issued for services
       and interest                          619,751          568,467
     Depreciation                            187,095              -
     Litigation settlement                  (230,000)             -
     Impairment of goodwill                      -          1,714,387
     Property and equipment included
       in cost of sales                      473,500
  Changes in operating assets
   and liabilities:
     Advances                               (290,554)        (112,481)
     Accounts receivable                    (104,189)             -
     Inventories                            (111,435)             -
     Prepaid expenses                        (28,252)             -
     Deposits                               (447,967)             -
     Accounts payable and
       accrued expenses                      568,053        1,938,194
                                         -----------      -----------
   NET CASH PROVIDED BY
    OPERATING ACTIVITIES                   4,895,900          981,665
                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in other assets                  (330,270)             -
  Cash acquired                              114,000              -
  Decrease in license rights                     -             (5,000)
  Increase in investments                    (90,056)        (485,163)
  Purchase of property, plant
   and equipment                            (207,593)        (951,094)
                                         -----------      -----------
   NET CASH USED IN
   INVESTING ACTIVITIES                     (513,919)      (1,441,257)
                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from officer                1,065,696        1,023,182
  Proceeds from notes payable              5,421,000        1,705,000
  Payments on notes payable               (4,134,646)               -
  Purchase of treasury stock                 (50,000)               -
  Proceeds from issuance of stock          2,474,999           72,500
                                         -----------      -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                   4,777,049        2,800,682
                                         -----------      -----------


                    EAGLE BUILDING TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                               (Unaudited)

                                               Nine Months Ended
                                         September 30,    September 30,
                                             2001             2000
                                         -------------    -------------

NET INCREASE IN CASH                       9,159,030        2,341,090

CASH AT BEGINNING OF PERIOD                  717,847           20,326
                                         -----------      -----------
CASH AT END OF PERIOD                    $ 9,876,877      $ 2,361,416
                                         ===========      ===========

CASH PAID DURING PERIOD FOR INTEREST     $    65,669      $    33,656




SUPPLEMENTAL DISCLOSURE:

During the nine months ended September 30, 2001, the Company issued stock at the following values:

   Prepaid legal and advisory services       $ 1,361,250
   Note payable conversions                    3,842,416
   Settlement of accrued expense                 101,485
   Consulting and interest expense               617,751


On July 1, 2001, the Company acquired a seventy-nine percent (79%) interest in Master srl (an Italian corporation and door manufacturer) in exchange for short-term notes payable in the amount of $6,280,780. The Company has accounted for this transaction as a purchase and has included the operations of Master srl from July 1, 2001 forward in the accompanying financial statements. In connection with this acquisition, the Company recorded the following:

   Cash                                    $   114,000
   Accounts receivable                       4,402,000
   Inventories                               1,367,000
   Prepaid expenses                            281,784
   Property and equipment                    4,466,802
   Accounts payable and
     accrued expenses                       (6,201,000)
   Notes payable                              (711,000)
   Minority interest                          (314,580)
                                           -----------
   Net assets acquired                       3,405,006
   Purchase price                            6,280,780
                                           -----------
   Purchased goodwill                      $ 2,875,774
                                           ===========

See accompanying notes to condensed consolidated financial statements.

                    EAGLE BUILDING TECHNOLOGIES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001


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

NOTE 2 -  STOCKHOLDERS' EQUITY

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2001 through September 30, 2001:


                                                              Additional
                                            Common            Paid In
                                       Shares     Amount      Capital
                                     ---------   --------     -----------

    Balance - Jan. 1, 2001           3,310,853   $  3,311     $16,078,621
    Common stock sold for cash         550,000        550       2,474,449
    Issuance of Common Stock
      for services                     179,917        180         578,571
    Issuance of Common Stock
      for Interest                      26,000         26          38,974
    Note payable conversions           744,972        744       3,721,672
    Cancellation of treasury
      shares                            (6,667)        (6)        (49,994)
    Prepaid legal and
      advisory fees                    491,750        492       1,360,758
    Settlement of prior
      accrued expense                   91,499         92         221,393
    Settlement on prior
      cancelled shares               1,155,490      1,155          (1,155)
                                     ---------   --------     -----------
    Balance - September 30, 2001     6,543,814   $  6,544     $24,423,289
                                     =========   ========     ===========


NOTE 3 -  RECLASSIFICATION

          Certain liability amounts in the Company's December 31, 2000, balance sheet have been reclassified to conform to the September 30, 2001 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At September 30, 2001, the Company had total assets of $39,293,239, as compared to total assets of $15,248,008 at December 31, 2000; current liabilities of $14,952,554 at September 30, 2001, as compared to current liabilities of $5,969,848 at December 31, 2000; and stockholders' equity at September 30, 2001 of $18,445,680, as compared to $8,331,044 at December 31, 2000. The increase in total assets was due primarily to increase in cash as a result of operations, and acquisitions including Master srl. The increase in current liabilities was primarily due to the purchase of Master using short term notes in the amount of $6,280,780 of which $2,500,000 was paid subsequent to September 30, 2001 along with the resulting consolidation of Master liabilities in the amount of approximately $7 million. The Company is currently in the process of getting fair market appraisals on both the real property and equipment located in Italy and believes that current appraisals of all Masters assets will reduce the goodwill amount to almost $0.

Liquidity and Capital Resources

     As of September 30, 2001, the Company's cash totaled $9,876,877 as compared to $717,847 at December 31, 2000. Net cash provided by operations was $4,895,900 compared to $981,665 in the same nine month period of 2000. The Company is currently generating cash flow in excess of its operating requirements. Management believes based upon current results that the Company will continue to be able to fund its operations entirely from revenues on a going forward basis.

     The Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the three and nine months ended September 30, 2001 were $6,115,904 and $15,504,685 compared with sales of $2,166,667 in the same periods of 2000. Based upon current contracts, the Company anticipates sales in excess of $14 million for the 4th quarter 2001 which will include revenue from operations in Puerto Rico. The Company experienced a net profit of $1,161,080 for the quarter ended September 30, 2001, and a net profit of $3,891,735 for the nine months ended September 30, 2001 compared to net income (loss) of $320,492 and ($3,386,699) for the same periods of 2000. Net profit recorded for the nine months ended September 30, 2001, is primarily due to operations of Eagle Building Technologies, PL of India.

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

                  PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
          -----------------

          On or about August 27, 2001, a judgment was entered in favor of Plaintiff, Lone Wolf Energy, Inc., against the Company, in the principal amount of $850,000.00, plus interest accrued and accruing at the rate of $283.34 per day from and after November
          1, 2000, plus past due accrued interest of $8,500.00, plus damages for late charges in the principal amount of $156,060.03. On September 17, 2001, the Company settled the matter by paying
          Lone Wolf Energy, Inc. $500,000 in cash and 40,000 shares of the Company's restricted Common Stock. Both parties agreed to dismiss all litigation with prejudice. See Item 2 - Change in Securities.

          On September 4, 2001, the Company was named as a defendant in an action filed by Polysolutions Corp. and Bullhide Liner of Broward County, Inc. The complaint alleged that the Company breached a stock purchase agreement. The Company has filed an Answer, Affirmative Defenses, and Counterclaims and intends to vigorously defend this action.

          On October 17, 2001, the Company was named as a defendant in an action filed by F. Briton McConkie and Stephen R. Fey alleging wrongful refusal by the Company to transfer shares of the Company's Common Stock which resulted in an alleged loss to the Plaintiffs. The Company plans to vigorously defend this action.

Item 2.   CHANGE IN SECURITIES
          --------------------

          In September 2001, the Company issued 40,000 shares of restricted common stock to Lone Wolf Energy, Inc. as part of an overall settlement of litigation referenced above in Item 1 - Legal Proceedings.


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable


Item 5.   OTHER INFORMATION
          -----------------

          On April 16, 2001, Eagle Building Technologies, Inc. (the "Company") agreed to acquire eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), an Italian corporation located in Piacenza, Italy for an aggregate purchase price of 15,462,350,000 Lire or approximately $7,191,000 U.S. The acquisition was subject to due diligence and a final audit. The audit raised certain issues concerning Master's sales revenues which the Company believed required further investigation. As a result, the Company renegotiated and reduced the purchase price of the acquisition to 14,150,000,000 Lire or approximately $6,280,780 U.S. and completed the acquisition on or about July 1, 2001. These financial statements effect the acquisition.

          On August 2, 2001, Eagle Capital International, Ltd. ("Eagle") entered into an agreement with Aquila Ventures Corporation ("Aquila") to form a Joint Venture entity, Aquila Squared Building Corporation (the "Joint Venture"), to develop large scale social housing in Mexico. As part of the Agreement, Aquila agreed to purchase two million dollars ($2,000,000 US) of new equipment from Fleming Manufacturing Co., Inc. ("Fleming"), a wholly-owned subsidiary of Eagle and, further, provide Eagle with a bank guaranty from an acceptable U.S. bank. Aquila was unable to make financial arrangements acceptable to Eagle to guarantee payment of the equipment. As a result of the inability of Aquila to fulfill their obligation under the Agreement, Eagle made a business decision to terminate the Agreement.

          On or about September 25, 2001, the Company entered into an agreement with DynCorp International pursuant to which DynCorp agreed to provide the Company with logistical and project management support for both existing Eagle projects and new development projects the Company will be undertaking in Europe, South and Central America and other locations worldwide. DynCorp was established in 1946 and is one of the nation's largest employee-owned services companies with approximately 25,000 employees providing government, commercial and business aviation support, biomedical research, health and environmental program support.

          During October, 2001 the Company entered into an agreement with Salinas Developers Group, Inc. and several local Puerto Rico contractors to construct large scale affordable housing on the southern border of Puerto Rico in Salinas, just east of Ponce. During late October 2001, construction commenced on a major 5,000 home project.

          During October, 2001 Paul-Emile Desrosiers, Vice President of Operations and Governmental Relations, was named President and Chief Executive Officer of the Company.

          During October, 2001 Andros Savvides resigned as a director of the Company.

          During October, 2001 William Mango resigned as  Chief
          Operating Officer and a director of the Company.

          During November, 2001, the Company amicably dissolved its joint venture relationship with Fuller International Development, Ltd.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)(i) On or about August 2, 2001, the Company filed a Report on Form 8-K announcing the Company entered into an agreement with Aquila Ventures Corporation ("Aquila") to form a Joint Venture entity, Aquila Squared Building Corporation (the "Joint Venture"), to develop large scale social housing in Mexico. See Item 5. - Other Information.

            (ii) On or about August 9, 2001, the Company filed a Report on Form 8-K announcing that the proposed acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), had not as yet been completed because the final audit of Master's sales revenues has not been finalized to the satisfaction of the Company. See Item 5. - Other Information

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE BUILDING TECHNOLOGIES, INC.


November 20, 2001             By:___/s/ Anthony D'Amato___________
                                 Anthony D'Amato, Chairman and CEO