Form 10QSB/A
period 2000-03-31
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                        FORM 10-QSB/A-2

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


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No [ ]


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]


              APPLICABLE ONLY TO CORPORATE ISSUERS

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote of Security-Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

               EAGLE CAPITAL INTERNATIONAL, LTD.


This Form 10-QSB for the period ended March 31, 2000, has been amended from the original filing of June 9, 2000. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions.


                 PART I - FINANCIAL INFORMATION


Item I.  Amended Financial Statements
         ----------------------------

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                         AMENDED BALANCE SHEETS


                             ASSETS


                                    March 31,         December 31,
                                      2000                1999
                                   -----------        ------------
                                   (Unaudited)          (Audited)

CURRENT ASSETS:
  Cash                            $     1,277         $   20,326
                                  -----------         ----------
      TOTAL CURRENT ASSETS              1,277             20,326
                                  -----------         ----------

EQUIPMENT -
  Mobile Block Plant #1               500,000                -
  Fixed Block Plant #2                130,000                -
  Mobile Block Plant #3               200,000                -
  Mobile Block Plant #4               225,000                -
  Mobile SB Machine                   193,000            185,100
                                  -----------         ----------
      TOTAL EQUIPMENT               1,248,000            185,100
                                  -----------         ----------

OTHER ASSETS -
  Equipment Deposits                      -              300,000
  Investments:
    Bullhide                          201,363                -
    Great Wall/China                2,054,518          1,771,018
    C.T. India                      1,150,800          1,150,800
    C.T. Mexico                       681,830            681,830
    I.M.S.I.                        5,600,000          5,600,000
    License Rights                     85,000             90,000
    Romania License Rights             10,000                -
                                  -----------         ----------
      TOTAL OTHER ASSETS            9,783,511          9,593,648
                                  -----------         ----------

             TOTAL ASSETS         $11,032,788         $9,799,074
                                  ===========         ==========




See notes to financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
                     AMENDED BALANCE SHEETS



              LIABILITIES AND STOCKHOLDERS' EQUITY


                                       March 31,         December 31,
                                         2000                1999
                                      -----------        ------------
                                      (Unaudited)          (Audited)
CURRENT LIABILITIES:
  Accounts payable                    $    78,008        $    94,173
  Advances from officer                   640,686              5,860
  Commitments payable to
   unconsolidated subsidiaries             69,000            149,500
  Notes payable - other                 1,475,000            475,000
  Short Term Loan                         850,000               -
                                      -----------         ----------

     TOTAL CURRENT LIABILITIES          3,112,694            724,533
                                      -----------         ----------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 967,400 and
    1,080,600 shares issued
    and outstanding at
    March 31, 2000 and
    December 31, 1999                         967              1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 826,615 and 856,021
    shares issued and outstanding
    at March 31, 2000 and
    December 31, 1999                         827                856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    7,705,288 and 7,103,228 shares
    issued and outstanding
    at March 31, 2000 and
    December 31, 1999                       7,705              7,103
  Additional paid in capital           14,074,796         13,202,755
  Deficit accumulated prior to
    January 1, 1998                      (708,682)          (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                   (5,455,519)        (3,428,572)
                                      -----------         ----------
      TOTAL STOCKHOLDERS' EQUITY        7,920,094          9,074,541
                                      -----------         ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $11,032,788         $9,799,074
                                      ===========         ==========




See notes to financial statements.

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                   AMENDED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                         Three Months Ended
                                     March 31,         March 31,
                                       2000              1999
                                   -------------     -------------

TOTAL REVENUES                     $      -0-        $      -0-

GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Accounting                               -               7,925
  Advertising                            5,000             5,460
  Auto expense                             -               4,586
  Bank charges                             790               174
  Management fees                       10,000               -
  Interest                             850,000               -
  Consulting fees                        9,000           498,640
  Contributions                          5,000               -
  Financing fees                        85,000               -
  Legal fees                            25,030            31,686
  Lone Wolf settlement               1,000,000               -
  Miscellaneous expense                    120            28,889
  Office expense                           338             7,637
  Rent                                  33,508               700
  Taxes and licenses                       -                 229
  Telephone                                -               2,232
  Travel expense                         3,161             5,117
                                   -----------       -----------
             TOTAL EXPENSES          2,026,947           593,275

PROVISION FOR INCOME TAXES                 -                 -
                                   -----------       -----------
NET LOSS                           $(2,026,947)      $  (593,275)
                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           7,484,193         2,073,406
                                   ===========       ===========

NET LOSS PER COMMON SHARE          $      (.27)      $      (.29)
                                   ===========       ===========







See notes to financial statements.

                  EAGLE CAPITAL INTERNATIONAL, LTD.
                   AMENDED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                            Three Months Ended
                                          March 31,         March 31,
                                            2000              1999
                                        -------------     -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                              $(2,026,947)      $   (593,275)
  Stock issued for services                     -              488,400
  Interest expenses from beneficial
   conversion feature on debt               850,000                -
  Net change in operating assets
   and liabilities:
    Prepaid expenses                            -                 (900)
    Commitments payable to
     unconsolidated subsidiaries           (80,500)            (19,000)
    Note payable - Lone Wolf              1,000,000               -
    Accounts payable                        (16,165)           132,118
                                        -----------       ------------
    NET CASH PROVIDED BY
    (USED IN) OPERATIONS                   (273,612)             7,342
                                        -----------       ------------

CASH USED BY INVESTING
 ACTIVITIES:
  Deposits on equipment                         -               (8,000)
  Investment in unconsolidated
   subsidiary                              (484,863)               -
  Investment in license rights               (5,000)               -
  Purchase of property and
   equipment                               (762,900)               -
                                        -----------       ------------
   NET CASH USED IN INVESTING
      ACTIVITIES                         (1,252,763)            (8,000)
                                        -----------       ------------

CASH USED BY FINANCING
 ACTIVITIES:
  Advances from shareholder                 634,826                -
  Short term loans                          850,000                -
  Cash for sale of stock                     22,500                -
                                        -----------       ------------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  1,507,326                -
                                        -----------       ------------

NET DECREASE IN CASH                        (19,049)              (658)

CASH AT BEGINNING OF PERIOD                  20,326                 48
                                        -----------       ------------
CASH AT END OF PERIOD                   $     1,277       $       (610)
                                        ===========       ============


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

                    EAGLE CAPITAL INTERNATIONAL, INC.
                 AMENDED NOTES TO FINANCIAL STATEMENTS
                           (March 31, 2000)


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

NOTE 3 -  STOCKHOLDERS' EQUITY
          --------------------

          Net loss per common share is based on the weighted average of shares outstanding during the period.
          Conversion of Preferred A and B stock into common stock is not included in the computation as the conversion would be anti-dilutive.

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




NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)
          -----------------------------

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

NOTE 6 -  CHANGES IN STOCKHOLDER'S EQUITY
          -------------------------------

          Changes in stockholder's equity for the three months ended March 31, 2000 are as follows:

                       Preferred A            Preferred B            Common            Paid-In     Accumulated
                     Shares      Amount     Shares    Amount     Shares    Amount      Capital       Deficit
                    ---------    ------     -------   ------    ---------  ------    -----------   -----------

Balance at
January 1, 2000     1,080,600    $1,081     856,021   $  856    7,103,228  $7,103    $13,202,755   $(4,137,254)


Conversions to
Common Stock         (113,200)     (114)    (29,406)     (29)     577,060     577           (434)            -


Issuance of
common stock
for cash                    -         -           -        -       25,000      25         22,475             -


Interest
expense on
beneficial
conversion
feature on debt             -         -           -        -            -       -        850,000             -


Net loss                    -         -           -        -            -       -              -    (2,026,947)
                    ---------    ------     -------   ------    ---------  ------    -----------   -----------
Balance at
March 31, 2000        967,400    $  967     826,615   $  827    7,705,288  $7,705    $14,074,796   $(6,164,201)
                    =========    ======     =======   ======    =========  ======    ===========   ===========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At March 31, 2000, the Company had total assets of $11,032,788, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities[1] of $3,112,694 at March 31, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at March 31, 2000 of $7,920,094, as compared to $9,074,541 at December 31, 1999. The principal reason for the decrease in stockholders' equity was due to the recording during the quarter ended March 31, 2000 of a $1,000,000 note payable and related expenses thereon to Lone Wolf Energy, Inc. in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf.

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


------------------------------

[1] As a result of the Company's investigation in connection with the restatement of its 2000 and 2001 financials, the Company believes that there may be third parties to whom Anthony D'Amato, the Company's former Chairman and CEO, has obligated, or made representations purporting to obligate, the Company, or to issue equity in the Company without the knowledge or authorization of the Company's Board of Directors. The Company will continue to investigate and determine the validity of any such third party claims on a case by case basis. At the time of this filing, the Company cannot determine the financial impact, if any, to the Company as a result of Mr. D'Amato's actions.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the period ended March 31, 2000 were $0 compared with sales of $0 in the same quarter of 1999. Based upon current contracts, the Company expects sales of approximately $23 million for fiscal 2000. The Company experienced a net loss of $2,026,947 for the period ended March 31, 2000 compared to a net loss of $593,275 for the same quarter of 1999. The increase in net loss is primarily due to the recording during the quarter ended March 31, 2000 of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf Energy, Inc. in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf and the recording of $850,000 in interest expense due to beneficial conversion features on debt issued in the first quarter of 2000.

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

Item 5.   OTHER INFORMATION

          On May 26, 2000, Mr. Richard Lahey resigned as a
          Director and Treasurer of the company. Mr. Lahey left to pursue other business ventures and still works closely with the Company and remains a large shareholder.

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

                              EAGLE CAPITAL INTERNATIONAL, LTD.


August 7, 2002                By:/s/ Dan Curlee
                                 --------------------------------
                                 Dan Curlee, President and CEO


          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

  In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc.. for the period ended March 31, 2000, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc.
hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(a)    such quarterly Report on Form 10-QSB for the period ended
       March 31, 2000, fully complies with the requirements of
       section 13(a) or 15(d) of the Securities Exchange Act of 1934;
       and

(b) the information contained in such quarterly Report on Form 10-QSB for the period ended March 31, 2000, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                              EAGLE BUILDING TECHNOLOGIES, INC.


Dated: August 7, 2002         By:/s/ Dan Curlee
                                 ---------------------------------
                                 Dan Curlee, President and CEO



Dated: August 7, 2002         By:/s/ Don Pollock
                                 ---------------------------------
                                 Don Pollock, Treasurer