Form 10QSB/A
period 2000-06-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                         FORM 10-Q/A-2

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote of Security-Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

               EAGLE CAPITAL INTERNATIONAL, LTD.


This Form 10-QSB for the period ended June 30, 2000, has been amended from the original filing of August 11, 2000. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions.


                 PART I - FINANCIAL INFORMATION


Item I.  Amended Consolidated Financial Statements
         -----------------------------------------

               EAGLE CAPITAL INTERNATIONAL, LTD.
                  CONSOLIDATED BALANCE SHEETS



                             ASSETS

                                         June 30,          December 31,
                                          2000                 1999
                                       -----------         -----------
                                       (Unaudited)          (Audited)
                                       As Amended
CURRENT ASSETS:
  Cash                                 $     4,862         $    20,326
  Advances to Bullhide                      51,250                -
  Advances to
   Business Dimensions                       6,000                -
  Employee advances                          3,528                -
                                       -----------         -----------
      TOTAL CURRENT ASSETS                  65,640              20,326
                                       -----------         -----------

FIXED ASSETS -
  Mobile Block Plant #1                    550,612                -
  Mobile Block Plant #2                    255,000                -
  Fixed Block Plant                        130,000                -
  Mobile SB Machine (India)                218,500             185,100
  Other                                      2,857                -
                                       -----------         -----------
      TOTAL FIXED ASSETS                 1,156,969             185,100
                                       -----------         -----------

OTHER ASSETS -
  Equipment Deposits                       200,000             300,000
  Investments:
    Bullhide                               201,363                -
    Great Wall/China                          -              1,771,018
    C.T. India                                -              1,150,800
    C.T. Mexico                               -                681,830
    I.M.S.I. (net of
      accumulated amortization
      of $140,000 at June 30, 2000)      5,460,000           5,600,000
    Purchased goodwill in
     CT Great Wall of China
     (net of accumulated
      amortization of $23,305
      at June 30, 2000)                  1,841,063                -
    China joint venture                    550,382                -
    License Rights (net of
      accumulated amortization
      of $2,125 at June 30,
      2000)                                 92,875              90,000
                                       -----------         -----------
      TOTAL OTHER ASSETS                 8,345,683           9,593,648
                                       -----------         -----------
             TOTAL ASSETS              $ 9,568,292         $ 9,799,074
                                       ===========         ===========




See notes to amended financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                         June 30,          December 31,
                                          2000                 1999
                                       -----------         -----------
                                       (Unaudited)          (Audited)
                                       As Amended
CURRENT LIABILITIES:
  Accounts payable                     $   146,033         $    94,173
  Advances from officer                    782,990               5,860
  Commitments payable to
   unconsolidated subsidiaries                -                149,500
  Other short term notes payable         2,655,000             475,000
                                       -----------         -----------
     TOTAL CURRENT LIABILITIES           3,584,023             724,533
                                       -----------         -----------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 967,400 and
    1,080,600 shares issued
    and outstanding at
    June 30, 2000 and
    December 31, 1999                          967              1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 605,531 and 856,021
    shares issued and outstanding
    at June 30, 2000 and
    December 31, 1999                          606                856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    9,925,968 and 7,103,228 shares
    issued and outstanding
    at June 30, 2000 and
    December 31, 1999                        9,926              7,103
  Additional paid in capital            14,667,214         13,202,755
  Deficit accumulated prior to
    January 1, 1998                       (708,682)          (708,682)
  Deficit accumulated during
    development stage (from
    January 1, 1998)                    (7,985,762)        (3,428,572)
                                       -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY          5,984,269           9,074,541
                                       -----------         -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $ 9,568,292         $ 9,799,074
                                       ===========         ==========





See notes to amended financial statements.

                 EAGLE CAPITAL INTERNATIONAL, LTD.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                       Three Months Ended                Six Months Ended
                                     June 30,         June 30,        June 30,        June 30,
                                       2000            1999             2000            1999
                                   -----------      -----------     -----------     -----------
                                    As Amended                       As Amended

TOTAL REVENUES                     $       -0-      $      -0-      $       -0-     $       -0-

GENERAL AND ADMINISTRATIVE
 EXPENSES:
  Accounting                            26,347           8,451           26,347          16,903
  Advertising/marketing                 26,575           7,005           31,575          14,010
  Amortization                         165,430            -             165,430            -
  Bank charges                           1,979            -               2,769            -
  Common stock for services            220,750         472,100          220,750         944,200
  Consulting fees                       20,790          28,910           29,790          57,820
  Contributions                           -               -               5,000            -
  Contract labor                        15,061            -              15,061            -
  Employee costs                        74,531            -              74,531            -
  Financing fees                        67,241            -             152,241            -
  Impairment of goodwill             1,714,387            -           1,714,387            -
  Interest                             -                  -             850,000            -
  Legal fees                            54,892          33,397           79,922          66,794
  Lone Wolf settlement                    -               -           1,000,000            -
  Management Fees                       30,085          32,500           40,085          65,000
  Miscellaneous                          2,058            -               2,178            -
  Office                                 5,064          19,271            5,402          38,542
  Postage and freight                   20,849            -              20,849            -
  Rent                                  13,906          27,710           47,414          55,420
  Taxes and licenses                       455            -                 455            -
  Telephone                             11,620            -              11,620            -
  Travel                                58,223          12,108           61,384          24,211
                                   -----------      -----------     -----------     -----------
             TOTAL EXPENSES          2,530,243         641,452        4,557,190       1,282,900

PROVISION FOR INCOME TAXES                -               -                -               -
                                   -----------      -----------     -----------     -----------
NET INCOME (LOSS)                  $(2,530,243)     $ (641,452)     $(4,557,190)    $(1,282,900)
                                   ===========      ===========     ===========     ===========


                 EAGLE CAPITAL INTERNATIONAL, LTD.
            CONSOLIDATED STATEMENTS OF OPERATIONS (Cont'd)
                           (Unaudited)


                                       Three Months Ended                Six Months Ended
                                     June 30,         June 30,        June 30,        June 30,
                                       2000            1999             2000            1999
                                   -----------      -----------     -----------     -----------
                                    As Amended                       As Amended
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    - Basic                          8,765,128        4,388,528       8,084,693       4,588,128
    - Diluted                        8,765,128        4,388,528       8,084,693       4,588,128

NET LOSS PER COMMON SHARE:
    - Basic                        $      (.29)     $      (.15)    $      (.56)    $      (.28)
                                   -----------      -----------     -----------     -----------
    - Diluted                      $      (.29)     $      (.15)    $      (.56)    $      (.28)
                                   ===========      ===========     ===========     ===========







See notes to amended financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                            Six Months Ended
                                        June 30,        June 30,
                                          2000            1999
                                      ------------    ------------
                                       As Amended
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                            $ (4,557,190)   $ (1,282,900)
  Impairment of goodwill                 1,714,387            -
  Amortization                             165,430            -
  Stock issued for services                220,750         944,200
  Interest expense from beneficial
   conversion feature on debt              850,000            -
  Net change in operating assets
   and liabilities:
    Prepaid expenses and advances          (60,778)           -
    Commitments payable to
     unconsolidated subsidiaries          (110,500)           -
    Note payable - Lone Wolf             1,000,000            -
    Accounts payable                        42,860          40,129
                                      ------------    ------------
       NET CASH USED IN OPERATIONS        (735,041)       (298,571)
                                      ------------    ------------

CASH USED IN INVESTING
 ACTIVITIES:
  Deposits on equipment                       -            (73,000)
  Investment in subsidiaries
   net of cash acquired                   (477,913)       (339,541)
  Investment in license rights              (5,000)        (60,000)
  Purchase of property and
   equipment                              (869,012)           -
                                      ------------    ------------

   NET CASH USED IN INVESTING
      ACTIVITIES                        (1,351,925)       (472,541)
                                      ------------    ------------

CASH PROVIDED BY FINANCING
 ACTIVITIES:
  Advances from officer                    569,002            -
  Short term loans                       1,430,000            -
  Cash for sale of stock                    72,500         852,500
                                      ------------    ------------

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 2,071,502         852,500
                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH            (15,464)         81,388

CASH AT BEGINNING OF PERIOD                 20,326              48
                                      ------------    ------------

CASH AT END OF PERIOD                 $      4,862    $     81,436
                                      ============    ============





See notes to amended financial statements.

               EAGLE CAPITAL INTERNATIONAL, LTD.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)



SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

1. During the six months ended June 30, 2000, the Company's ownership interest in CT Great Wall of China, CT Mexico and CT India increase to 100%, 100%, and 70%, respectively. In connection therewith, the following accounting has been recorded as of June 30, 2000, and for the six months then ended:


                                         CT Great Wall          CT            CT
                                           of China           Mexico         India
                                         -------------      ----------    -----------
  Carrying value of investments
    as of December 31, 1999              $ 1,771,018        $  681,830    $ 1,150,800
  Issuance of 29,467 shares of
    Preferred B Stock                         73,668              -              -
  Cash advances                              418,250              -              -
                                         -----------        ----------    -----------

  Carrying value of investments as of
   June 30, 2000                         $ 2,262,936       $   681,830    $ 1,150,800
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

          Amended June 30, 2000 Balance Sheet and Statements of
          Operations for the Three and Six Months Then Ended
          -----------------------------------------------------

          The accompanying financial statements have been amended from the original filing for adjustments made as reflected below and as during February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions. The following represents the accounts adjusted which changed the net loss reported:


                              Three Months Ended                          Six Months Ended
                                 June 30, 2000                              June 30, 2000
                            Amended        Prior        Change         Amended        Prior        Change
                          ----------     ---------   ------------    -----------    ---------   ------------
Revenues                  $      -0-     $ 750,000   $   (750,000)   $       -0-    $ 750,000   $   (750,000)
Impairment of goodwill     1,714,387           -0-     (1,714,387)     1,714,387          -0-     (1,714,387)
Amortization                 165,430           -0-       (165,430)       165,430          -0-       (165,430)
Bank Charges                   1,979         1,950            (29)         2,769        2,740            (29)
Interest expense from
 beneficial conversion
 feature on debt                 -0-           -0-            -0-        850,000          -0-       (850,000)
Various                          145           -0-           (145)           145          -0-           (145)
                                                      -----------                                -----------
Increase in net loss                                   (2,629,991)                                (3,479,991)
Net income (loss) as
  originally reported                                      99,748                                 (1,077,199)
                                                      -----------                                -----------
Net loss as amended                                   $(2,530,243)                               $(4,557,190)
                                                      ===========                                ===========


                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


NOTE 1 -  THE COMPANY (Cont'd)
          -----------


          Revenues - During the quarter ended June 30, 2000, the Company received $750,000 from an India company in exchange for the Company 's agreement to deliver a total of 750,000 block to the Indian company. The Company recorded the $750,000 as revenue during the quarter ended June 30, 2000, and now is amending the financial statements for the three and six months ended June 30, 2000, to remove the incorrectly reported revenue.

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

          Amortization - The Company is amending its financial statements for the three and six months ended June 30, 2000, to record amortization expense of $165,430 for the quarter ended June 30, 2000. During the year ended December 31, 1999, the Company purchased a 38% interest in IMSI. The sole asset of IMSI is the patent to the IMSI Building Block System. The Company has determined to write-off its investment in IMSI over 20 years and has recorded amortization expense of $140,000 for the quarter ended June 30, 2000. Amortization expense for the quarter ended June 30, 2000 also includes amortization of goodwill in the amount of $23,305 for the Company's investment in CT Great Wall of China (See Note 2) and $2,125 for licenses amortized over 20 years.

                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


NOTE 1 -  THE COMPANY (Cont'd)
          -----------

          Interest - The Company is amending its financial statements for the six months ended June 30, 2000 to record interest expense due to the issuance of debt with certain beneficial conversion features into common stock

          The following represents the balance sheet accounts adjusted on the amended June 30, 2000 balance sheet:

                                   Amended            Prior        Change
                                ------------       -----------   ----------

Cash                            $      4,862       $   755,036   $ (750,174)
Investment in IMSI                 5,460,000         5,600,000     (140,000)
Purchased goodwill                 1,841,063         3,578,755   (1,737,692)
License rights                        92,875            95,000       (2,125)
Advances from officer               (782,990)         (862,990)      80,000
Other short term notes payable    (2,655,000)       (2,575,000)     (80,000)
Additional paid-in capital       (14,667,214)      (13,817,214)    (850,000)
Retained earnings                 (7,985,762)       (4,505,771)   3,479,991
                                ------------       -----------   ----------
                                                                 $      -0-
                                                                 ==========


          Cash - Reflects the removal of $750,000 in cash originally reported as held by the Company's India subsidiary and various expenses in the total amount of $174 recorded during the three months ended June 30, 2000 as amended.

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

          Advances  from  Officer and  Other  Short-Term  Notes
          Payable - Reflects a reclassification of $80,000 between the two accounts as amended

          Additional Paid-In Capital - Reflects an increase in paid-in capital as a result of recording interest expense due to beneficial conversion features on debt issued during the quarter ended March 31, 2000 as amended

          Retained Earnings - Reflects the increase in net loss as amended for the three months ended June 30, 2000.

                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructionsto Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


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

          Upon changing from the equity method of accounting to consolidating CT Great Wall of China, CT Mexico and CT
          India as of April 1, 2000, the following was recorded as of April 1, 2000:

                              CT Great Wall         CT              CT
                                of China           Mexico          India
                              -------------      ----------     -----------

Equipment                     $     2,857        $      -       $      -
China Joint Venture               550,382               -              -
Other net current assets
  (liabilities)                  (154,671)           55,993          62,250
                              -----------        ----------     -----------
Total                                               398,568          55,993        62,250
Recorded purchase price         2,262,936           681,830       1,150,800
                              -----------        ----------     -----------
Recorded goodwill             $ 1,864,368        $  625,837     $ 1,088,550
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

                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


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

NOTE 3 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through June 30, 2000:

                                                                                     Additional
                               Preferred A            Preferred B            Common            Paid-In
                             Shares      Amount     Shares    Amount     Shares    Amount      Capital
                            ---------    ------     --------  ------    ---------  ------    -----------
Balance - Jan. 1, 2000      1,080,600    $1,081      856,021  $  856    7,103,228  $7,103    $13,202,755
Conversion of Preferred A    (113,200)     (114)        -        -        283,000     283           (169)
Conversion of Preferred B        -          -       (279,957)   (279)   1,331,740   1,332         (1,053)
Common sold for cash             -          -           -        -         75,000      75         72,425
Issuance of Preferred B          -          -         29,467      29         -       -            73,639
Issuance for Services            -          -           -        -        883,000     883        219,867
Interest expense from
  beneficial conversion
  feature on debt                -          -           -        -           -        -          850,000
Note payable conversion          -          -           -        -        250,000     250        249,750
                            ---------    ------     --------  ------    ---------  ------    -----------
Balance - June 30, 2000       967,400    $  967      605,531  $  606    9,925,968  $9,926    $14,667,214


                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


NOTE 3 -  STOCKHOLDERS' EQUITY (Cont'd)
          --------------------

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

                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


NOTE 4 -  SHORT-TERM LOANS
          ----------------


                    Other short term notes payable consisted of the following at June 30, 2000 and December 31, 1999:

                                         June 30,     December 31,
                                           2000           1999
                                       -----------    ------------
   $850,000 in convertible
   notes due February, 2001,
   including interest at 15%,
   convertible, at the sole
   option of the holder, into
   common stock at the then
   current market bid price.           $   850,000    $      -

   Lone Wolf non-interest
   bearing note payable
   due July 31, 2000
   (see below)                           1,000,000           -

   Advance payable due at
   various dates plus
   interest at 15%
   (See Note 5)                            805,000         475,000
                                       -----------    ------------
                     TOTAL             $ 2,655,000    $    475,000
                                       ===========    ============


          On August 31, 2000, the Company amended its note payable with Lone Wolf on the $1,000,000 short-term note reflected above. The note requires principal and interest payments as follows:

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
                            ==========     =========

                         EAGLE CAPITAL INTERNATIONAL, INC.
              NOTES TO AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                               (June 30, 2000)


NOTE 5 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The Company's President and Chief Executive Officer,
          Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending June
          30, 2000 totaling $782,990.

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

Financial Condition

     At June 30, 2000, the Company had total assets of $9,568,292, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities[1] of $3,584,023 at June 30, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at June 30, 2000 of $5,984,269, as compared to $9,074,541 at December 31,
1999. The decrease in stockholders' equity was primarily due to the recording during the six months ended June 30, 2000 of a $1,000,000 note payable and related expense thereon to Lone Wolf in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write down of goodwill in CT Mexico and CT India, amortization expense of $165,430 principally from the amortization of the Company's investment in IMSI and interest expense of $850,000 from beneficial conversion features on debt.

Liquidity and Capital Resources

     As of June 30, 2000, the Company's cash totaled $4,862 as compared to $20,326 at December 31, 1999. Net cash used in operations was $735,041 compared to $298,571 in the same quarter of 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its operations in India, China and Mexico. Management believes based upon current results that the Company will be able to fund its operations entirely from revenue by the second quarter of 2001. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company may raise capital from the sale of its securities from investors; however, in the interim certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.



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

Results of Operations

     Sales for the three and six months ended June 30, 2000 were $- 0- compared with sales of $0 in the same periods of 1999. The Company experienced a net loss of $2,530,243 for the quarter ended June 30, 2000, and a net loss of $4,557,190 for the six months ended June 30, 2000 compared to a net loss of $641,452 and $1,282,900 for the same periods of 1999. Net loss recorded for the six months ended June 30, 2000, is primarily due to the recording of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write-down of goodwill in CT Mexico and CT India, amortization expense of $165,430 principally from the amortization of the Company's investment in IMSI and interest expense of $850,000 due to beneficial conversion features on debt.

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

          On June 2, 2000, the Company appointed Donald Pollock as a Director and Corporate Treasurer.

          On June 2, 2000, the Company appointed Robert Kornahrens as a Director.

          The Company's President and Chief Executive Officer,
          Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending June
          30, 2000 totaling $782,990.

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

                              EAGLE CAPITAL INTERNATIONAL, LTD.


August 7, 2002                By:/s/ Dan Curlee
                                 ---------------------------------
                                 Dan Curlee, President and CEO



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc.. for the period ended June 30, 2000, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc.
hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (a) such quarterly Report on Form 10-QSB for the period ended June 30, 2000, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2000, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

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