Form 10QSB/A
period 2000-09-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

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


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No [ ]_


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]_ No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 11,938,686 shares of Common Stock, $.01 par value, issued and outstanding at September 30, 2000.

               EAGLE CAPITAL INTERNATIONAL, LTD.

                             INDEX



PART I.    AMENDED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

   Item 1.     Amended Condensed Consolidated Financial Statements

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote of Security-Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

               EAGLE CAPITAL INTERNATIONAL, LTD.


This Form 10-QSB for the period ended September 30, 2000, has been amended from the original filing of November 21, 2000. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions.


                 PART I - FINANCIAL INFORMATION


Item I. Amended Condensed Consolidated Financial Statements
        ---------------------------------------------------

               EAGLE CAPITAL INTERNATIONAL, LTD.
         AMENDED CONDENSED CONSOLIDATED BALANCE SHEETS

                  ASSETS


                                September 30,      December 31,
                                   2000                1999
                                -------------      ------------
                                (Unaudited)         (Audited)

CURRENT ASSETS:
  Cash                          $      66,791      $     20,326
  Advance to Bullhide                  70,900              -
  Advance to
   Business Dimensions                 14,000              -
  Other advances                       25,000              -
                                -------------      ------------
      TOTAL CURRENT ASSETS            176,691            20,326
                                -------------      ------------

PROPERTY AND EQUIPMENT, net         1,239,051           185,100
                                -------------      ------------

OTHER ASSETS -
  Equipment deposits                  200,000           300,000
  Goodwill, net                     1,817,759              -
  Investment in joint venture         557,632              -
  License rights, net                  91,812            90,000
  Investments:
    Bullhide                          201,363              -
    Great Wall/China                     -            1,771,018
    C.T. India                           -            1,150,800
    C.T. Mexico                          -              681,830
    I.M.S.I.                        5,390,000         5,600,000
                                -------------      ------------
      TOTAL OTHER ASSETS            8,258,566         9,593,648
                                -------------      ------------

             TOTAL ASSETS       $   9,674,308      $  9,799,074
                                =============      ============


               EAGLE CAPITAL INTERNATIONAL, LTD.
         AMENDED CONDENSED CONSOLIDATED BALANCE SHEETS



       LIABILITIES AND STOCKHOLDERS' EQUITY


                                     September 30,      December 31,
                                        2000                1999
                                     -------------      ------------
                                     (Unaudited)         (Audited)
CURRENT LIABILITIES:
  Notes payable                      $   3,365,000      $    475,000
  Accounts payable                         133,747            94,173
  Advances from officer                    721,644             5,860
  Commitments payable to
   unconsolidated subsidiaries                -              149,500
                                     -------------      ------------
     TOTAL CURRENT LIABILITIES           4,220,391           724,533
                                     -------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred Stock A, $.001
    par value, 10,000,000 shares
    authorized, 897,400 and
    1,080,600 shares issued
    and outstanding at
    September 30, 2000 and
    December 31, 1999                          897             1,081
  Preferred Stock B, $.001
    par value, 10,000,000 shares
    authorized, 565,846 and 856,021
    shares issued and outstanding
    at September 30, 2000 and
    December 31, 1999                          566               856
  Common Stock, $.001 par value,
    70,000,000 shares authorized,
    11,938,686 and 7,103,228 shares
    issued and outstanding
    at September 30, 2000 and
    December 31, 1999                       11,938             7,103
  Additional paid in capital            15,863,029        13,202,755
  Accumulated deficit                  (10,422,513)       (4,137,254)
                                     -------------      ------------
     TOTAL STOCKHOLDERS' EQUITY          5,453,917         9,074,541
                                     -------------      ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $   9,674,308      $  9,799,074
                                     =============      ============


                  EAGLE CAPITAL INTERNATIONAL, LTD.
       AMENDED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                         Three Months Ended                Nine months Ended
                                            September 30,                     September 30,
                                         2000           1999              2000           1999
                                     -----------    -----------       -----------    -----------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                 864,960         93,864         2,852,763      1,266,424
                                     -----------    -----------       -----------    -----------

LOSS FROM OPERATIONS                    (864,960)      (93,864)        (2,852,763)    (1,266,424)
                                     -----------    -----------       -----------    -----------

OTHER EXPENSE:
  Impairment of goodwill                    -             -             1,714,387           -
  Interest Expense                       833,656          -             1,683,656            504
  Loss on Sale of Securities              27,828          -                27,828           -
  Other                                    1,625          -                 6,625
                                     -----------    -----------       -----------    -----------

NET LOSS                             $(1,728,069)   $   (93,864)      $(6,285,259)   $(1,266,928)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
    - Basic                           10,912,738      3,142,118         8,625,446      2,458,940
    - Diluted                         10,912,738      3,142,118         8,625,446      2,458,940

NET LOSS PER COMMON SHARE:
    - Basic                          $      (.16)   $      (.03)      $      (.73)   $      (.52)
                                     -----------    -----------       -----------    -----------
    - Diluted                        $      (.16)   $      (.03)      $      (.73)   $      (.52)
                                     ===========    ===========       ===========    ===========


               EAGLE CAPITAL INTERNATIONAL, LTD.
         AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                 Nine months Ended
                                           September 30,   September 30,
                                               2000            1999
                                           -------------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                 $(6,285,259)    $ (1,266,928)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Impairment of goodwill                 1,714,387             -
      Amortization                             259,797             -
      Stock issued for services                568,467          688,400
      Interest expense from
       beneficial conversion
       features on debt                      1,650,000             -
    Increase (decrease) in:
      Advances                                (109,900)            -
      Commitments payable to
        unconsolidated subsidiaries           (110,500)            -
      Payable to Lone Wolf                   1,000,000             -
      Accounts payable                          30,574          138,157
                                           -----------     ------------
  NET CASH USED IN
  OPERATING ACTIVITIES                      (1,282,434)        (440,371)
                                           -----------     ------------

CASH FLOWS USED FROM INVESTING
 ACTIVITIES:
  Deposits on equipment                           -            (162,000)
  Investment in subsidiaries
   (net of cash acquired)                     (485,163)        (210,500)
  Investment in license rights                  (5,000)            -
  Purchase of property, plant
   and equipment                              (951,094)            -
                                           -----------     ------------

   NET CASH USED IN INVESTING
      ACTIVITIES                            (1,441,257)        (372,500)
                                           -----------     ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Advances from officer                        507,656             -
  Proceeds from notes payable                2,190,000             -
  Proceeds from issuance of stock               72,500        1,033,923
                                           -----------     ------------

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                     2,770,156        1,033,923
                                           -----------     ------------

NET INCREASE IN CASH                            46,465          221,052

CASH, BEGINNING OF PERIOD                       20,326               48
                                           -----------     ------------
CASH, END OF PERIOD                        $    66,791     $    221,100
                                           ===========     ============


               EAGLE CAPITAL INTERNATIONAL, LTD.
    AMENDED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


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


During the nine months ended September 30, 2000, the Company's ownership interest in CT Great Wall of China, CT Mexico and CT
India increased to 100%, 100%, and 70%, respectively. In connection therewith, the following accounting has been recorded as of September 30, 2000, and for the nine months then ended:


                                          CT Great Wall         CT             CT
                                            of China          Mexico          India
                                          -------------    ------------    ------------
  Carrying value of investments
    as of December 31, 1999               $   1,771,018    $    681,830    $  1,150,800
  Issuance of 29,467 shares of
    Preferred B Stock                            73,668            -               -
  Cash advances                                 418,250            -               -
                                          -------------    ------------    ------------
  Carrying value of investments as of
    September 30, 2000                    $   2,262,936    $    681,830    $  1,150,800
                                          =============    ============    ============




The following represents the accounting recorded as of September
30, 2000, to consolidate the three subsidiaries:


                                          CT Great Wall         CT             CT
                                            of China          Mexico          India
                                          -------------    ------------    ------------
  Equipment                                       2,857            -               -
  China Joint Venture                           550,382            -               -
  Accounts payable                               (9,000)           -               -
  Advances from officer                        (175,000)        (30,028)         (3,100)
  Eliminate inter-company payable                  -             12,000          27,000
  Other                                          29,329          74,021          38,350
                                          -------------    ------------    ------------
                                          $   2,262,936    $    681,830    $  1,150,800
                                          =============    ============    ============

During the nine months ended September 30, 2000, the Company issued 300,000 shares of common stock in exchange for the forgiveness of a $300,000 note payable owed by the Company to an officer and shareholder.

                      EAGLE CAPITAL INTERNATIONAL, INC.
        NOTES TO AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (September 30, 2000)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------


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

          Amended September 30, 2000 Balance Sheet and Statements of Operations for the Three and Nine Months Then Ended

          The accompanying financial statements have been amended as during February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions. The following represents the balance sheet accounts adjusted on the amended September 30, 2000 balance sheet:

                                 Amended           Prior         Changed
                               ------------    -----------     -----------
Cash                           $     66,791    $ 2,361,416     $(2,294,625)
Other advances                       25,000         27,581          (2,581)
Notes payable                     3,365,000      2,880,000         485,000
Accounts payable                    133,747      1,051,867        (918,120)
Advances from officer               721,644      1,237,170        (515,526)
Deferred revenue                       -           100,000        (100,000)
Additional paid-in capital       15,863,029     14,213,029       1,650,000
Accumulated deficit             (10,422,513)    (7,523,953)     (2,898,560)


          Cash - Reflects the removal of cash originally reported as held by the Company's India subsidiary as of September 30, 2000.

          Other Advances - Reflects the removal of miscellaneous prepaid assets as originally reported as held by the Company's India subsidiary as of September 30, 2000.

                      EAGLE CAPITAL INTERNATIONAL, INC.
        NOTES TO AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (September 30, 2000)

NOTE 1 -  BASIS OF PRESENTATION (Cont'd)
          ---------------------

          Notes Payable - Reflects an increase as result of reclassification to notes payable amounts advanced to the Company which were originally reported as advances from Officer.

          Accounts Payable - Reflects the removal of payables which were originally reported as owing from the Company's
          India subsidiary for non-existent operations.

          Advances from Officer - Reflects a reclassification of $485,000 of amounts as originally reported as advanced from officer to notes payable plus the removal of approximately $30,000 of expenses originally reported as being paid by the officer.

          Deferred Revenue - Reflects the removal of deferred revenue which was originally reported as deferred from the Company's India subsidiary for non-existent operations.

          Additional Paid-In Capital - Reflects an increase in paid-capital as a result of recording interest expense due to beneficial conversion features on debt issued during the nine months ended September 30, 2000.

          Accumulated Deficit - Reflects the increase in net loss as amended for the nine months ended September 30, 2000.

          The following represents the adjustments which changed the net loss reported for the three and nine months ended September 30, 2000.

                             Three Months Ended                        Nine Months Ended
                              September 30, 2000                       September 30, 2000
                            Amended        Prior        Change         Amended         Prior        Change
                          ----------     ---------   ------------    -----------    ----------   ------------
Sales                     $      -0-    $2,166,667   $ (2,166,667)   $       -0-    $ 2,166,667  $ (2,166,667)
Cost of sales                    -0-       766,453        766,453            -0-        766,453       766,453
Selling, general and
 administrative expenses     864,960     1,018,480        153,520      2,852,763      3,006,042       153,279
Interest expense             833,656        33,414       (800,242)     1,683,656         33,656    (1,650,000)
Other                          1,625           -0-         (1,625)         6,625          5,000        (1,625)
                                                     ------------                                ------------

Increase in net loss                                   (2,048,561)                                 (2,898,560)
Net income (loss) as originally reported                  320,492                                  (3,386,699)
                                                     ------------                                ------------
Net loss as amended                                  $ (1,728,069)                               $ (6,285,259)
                                                     ============                                ============


                      EAGLE CAPITAL INTERNATIONAL, INC.
        NOTES TO AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (September 30, 2000)

NOTE 1 -  BASIS OF PRESENTATION (Cont'd)
          ---------------------

          Sales and Cost of Sales - Reflects the removal of sales which were originally reported as earned from the Company's India subsidiary from non-existent operations.

          Selling, General and Administrative Expenses - Reflects primarily the removal of commissions as originally reported as owing from the Company's India subsidiary for non-existent operations.

          Interest Expense - Reflects an increase in interest expense not originally reported due to beneficial conversion features on debt issued during the nine months ended September 30, 2002.

NOTE 2 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through September 30, 2000:

                                                                                              Additional
                               Preferred A            Preferred B            Common            Paid-In
                             Shares      Amount     Shares    Amount     Shares     Amount      Capital
                            ---------    -------    --------  ------    ----------  -------   -----------
Balance - Jan. 1, 2000      1,080,600    $ 1,081     856,021  $  856     7,103,228  $ 7,103   $13,202,755
Conversion of Preferred A    (183,200)      (184)       -        -         458,000      458          (274)
Conversion of Preferred B        -          -       (319,642)   (319)    1,728,590    1,729        (1,410)
Common sold for cash             -          -            -       -          75,000       75        72,425
Issuance of Preferred B          -          -         29,467      29          -        -           73,639
Issuance for Services            -          -           -        -       1,280,500    1,280       318,845
Issuance for Interest            -          -           -        -         993,368      993       247,349
Interest expense from
 beneficial conversion
 features on debt                -          -           -        -            -        -        1,650,000
Note payable conversion          -          -           -        -         300,000      300       299,700
                            ---------    -------    --------  ------    ----------  -------   -----------
Balance
   - September 30, 2000       897,400    $   897     565,846  $  566    11,938,686  $11,938   $15,863,029
                            =========    =======   =========  ======    ==========  =======   ===========



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

                      EAGLE CAPITAL INTERNATIONAL, INC.
        NOTES TO AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (September 30, 2000)



          198,000 shares were issued in lieu of cash salary of $198,000 under an employment contract), 210,000 for financial consulting services, 572,500 for general consulting services, and 50,000 shares for legal services.


NOTE 3 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

                    The Company's President and Chief Executive Officer, Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending
          September 30, 2000 totaling $721,644.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At September 30, 2000, the Company had total assets of $9,674,308, as compared to total assets of $9,799,074 at December 31, 1999; current liabilities and total liabilities[1] of $4,220,391 at September 30, 2000, as compared to current liabilities and total liabilities of $724,533 at December 31, 1999; and stockholders' equity at September 30, 2000 of $5,453,917, as compared to $9,074,541 at December 31, 1999. The decrease in stockholders' equity was primarily due to the recording during the nine months ended September 30, 2000 of a $1,000,000 note payable and related expense thereon to Lone Wolf in exchange for the cancellation of an earlier purchase commitment the Company had entered into with Lone Wolf and the recording of interest expense in the amount of $1,650,000 from beneficial conversion features on debt. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write down of goodwill in CT Mexico and CT India and amortization expense of $259,797 principally from the amortization of the Company's investment in IMSI during the nine months ended September 30, 2000.

Liquidity and Capital Resources

     As of September 30, 2000, the Company's cash totaled $66,791 as compared to $20,326 at December 31, 1999. Net cash used in operations was $1,282,434 compared to $440,371 in the same quarter of 1999. The ability of the Company to generate cash flow in excess of its operating requirements depends in the short term on the performance of its operations in India, China and Mexico. Management believes based upon current results that the Company will be able to fund its operations entirely from revenue by the second quarter of 2001. The Company may require additional financing to fund existing operations until sufficient revenues are generated. The Company may raise capital from the sale of its securities from investors; however, in the interim certain directors and officers of the Company will advance funds sufficient to meet operational expenses. The timing and amount of the Company's additional financing needs will depend, inter alia, upon the revenues generated by the Company. It is anticipated that product development expenditures will be significantly increased during the fourth quarter of 2000, but it is also anticipated that such expenditures will be paid from then existing revenues.


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

Results of Operations

     Sales for the three and nine months ended September 30, 2000 were $-0- compared with sales of $-0- in the same periods of 1999. The Company recorded a net loss of $1,728,069 for the quarter ended September 30, 2000, and a net loss of $6,285,259 for the nine months ended September 30, 2000 compared to a net loss of $93,864 and $1,266,928 for the same periods of 1999. Net loss recorded for the nine months ended September 30, 2000, is primarily due to the recording of a $1,000,000 note payable and related $1,000,000 expense to Lone Wolf in exchange for the cancellation by Lone Wolf of an earlier purchase commitment entered into by the Company with Lone Wolf. In addition, the Company recorded impairment of goodwill of $1,714,387 for the write-down of goodwill in CT Mexico and CT India, amortization expense of $259,797 principally from the amortization of the Company's investment in IMSI during the nine months ended September 30, 2000, and interest expense of $1,650,000 due to beneficial conversion features on debt issued during the nine months ended September 30, 2000.

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

          Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable


Item 5.   OTHER INFORMATION

          During the nine months ended September 30, 2000, the Company issued 448,000 shares of restricted common stock (of which 198,000 shares were issued in lieu of cash salary of $198,000 under an employment contract) to Anthony D'Amato, the Company's Chairman and President.

          The Company's President and Chief Executive Officer,
          Anthony D'Amato, has made certain short term loans to the Company from time to time during the period ending
          September 30, 2000 totaling $721,644.


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

                              EAGLE CAPITAL INTERNATIONAL, LTD.

August 7, 2002                By:/s/ Dan Curlee
                                 ---------------------------------
                                 Dan Curlee, President and CEO



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc.. for the period ended September 30, 2000, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (a) such quarterly Report on Form 10-QSB for the period ended September 30, 2000, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
          and

     (b) the information contained in such quarterly Report on Form 10-QSB for the period ended September 30, 2000, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                             EAGLE BUILDING TECHNOLOGIES, INC.


Dated: August 7, 2002        By:/s/ Dan Curlee
                                ----------------------------------
                                Dan Curlee, President and CEO


Dated: August 7, 2002        By:/s/ Don Pollock
                                ----------------------------------
                                Don Pollock, Treasurer