Form 10KSB/A
period 2000-12-31
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         FORM 10-KSB/A

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                    -----------------

                 COMMISSION FILE NO.: 0-26322

               EAGLE CAPITAL INTERNATIONAL, LTD
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

    1900 Corporate Boulevard, Suite 400E, Boca Raton, FL 33431
    ----------------------------------------------------------
      (Former name, former address, and former Fiscal Year,
                  if changed since last report)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year ended December 31, 2001: $3,402,915

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $2.49 per share as reported in the Pink Sheets LLC on June 30, 2002, was approximately $9,441,308. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2002, there were 7,963,980 shares of the Registrant's Common Stock issued and outstanding after giving effect to a one-for-six reverse stock split effective February 5, 2001.

                   EAGLE CAPITAL INTERNATIONAL, LTD.

                       Introduction to Amendment

     During February, 2002, Eagle Building Technologies, Inc. (the "Company" or "Eagle") became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions. The Company is filing this amendment to the December 31, 2000 Form 10-KSB filed on April 18, 2001, to restate the Company's financials and correct other information contained in the filing that may be false or misleading. The following amendment provides information that corrects false or misleading statements contained in the Form 10-KSB filed on April 18, 2001. All other information contained in the Form 10-KSB filed on April 18, 2001, is believed to be accurate as of December 31, 2000. The amendments to this Form 10-KSB are as follows:

1. Cover Page has been amended to restate Issuer's revenues, aggregate market value and issued and outstanding shares of Common Stock.

2.     Item 1 - Business has been amended at the following sections:
       Development of Markets; Operations of Subsidiaries and Joint Ventures at subheadings: Great Wall New Building Systems; Eagle Building Technologies, Private Ltd. of India; Business Dimensions, Inc., Eagle-Fuller International, Bullhide Corporation, and Fleming Manufacturing Company; and Employees.

3. Item 2 - Properties has been amended as follows: Washington, D.C.; Greenwich, Connecticut; and Mumbai, India.

4. Item 6 - Management's Discussion and Analysis or Plan of Operation has been restated.

5.     Item 7 - Financial Statements and Supplementary Data have been restated.

6. Item 8 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure has been amended at paragraph 5.

7. Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act has been amended to include a footnote and to amend Mr. D'Amato's biography.

8. Item 10 - Executive Compensation has been amended and footnote no. 2 supplemented.

9. Item 11 - Security Ownership of Certain Beneficial Owners and Managements has been amended in its entirety.

10. Item 12 - Certain Relationships and Related Party Transactions has been amended at paragraph 4.

11. Signatures - The signature page has been amended to reflect the Company's current officers and directors.

     On May 30, 2002, the Company settled the enforcement action filed against Eagle by the Securities and Exchange Commission (the "SEC") without admitting or denying the allegations contained in the SEC complaint. As part of the settlement, the Company has consented to the entry of a final judgment in the form of a permanent injunction against Eagle enjoining the Company from violating the anti-fraud, periodic reporting, and record-keeping provisions of the securities laws.

                EAGLE BUILDING TECHNOLOGIES, INC.



                        TABLE OF CONTENTS

                                                          Page
                                                          ----
PART I
------

Item 1.  Business......................................... 4

Item 2.  Properties....................................... 11

Item 3.  Legal Proceedings................................ 12

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 14

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 14

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 15

Item 7.  Financial Statements and Supplementary Data...... 17

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 17

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 19

Item 10. Executive Compensation........................... 21

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 22

Item 12. Certain Relationships and Related Transactions... 23

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 25

SIGNATURES

                             PART I

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

     With the Company's acquisition of forty-four percent (44%) of Bullhide Corporation, the Company acquired the rights to market and use the Bullhide[R] System and trademarks.

Product Lines

IMSI[R] Block System

     The IMSI Wall System features insulated reinforced masonry that is mortarless and dry-stacked. The bricks have pockets in which insulation is embedded within the wall, but it is done without sacrificing structural integrity. The bricks are stacked without the need for a layer of mortar between bricks. Instead, the IMSI system uses a patented combination of interlocking, along with a Structure Coat/Surface Bonding Cement which provides a weather resistant, structurally sound, and impermeable surface. The advantage of the IMSI[R] Block System are:

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

     Bullhide 2001 is the primary product used in the Bullhide[R] system. It is a two-component fast reacting polyurethane elastomer that is 100% solid, surpassing all other known 100% solid linings in the "combined toughness index (PSI tensile strength and elongation). The product is (i) resistant to water, fuels, oils and most chemicals, (ii) available in a variety of colors, (iii) available with either a smooth or non-slip surface, (iii) permanently flexible to -40F, (iv) adheres to virtually anything and (v) retains toughness up to +250F. Other products include Bullhide 1500 and certain primers used to prepare the surface for the Bullhide[R] product.

     The heart and the brains of the Bullhide[R] system is the Bull Master 2001. This is a plural component, high volume low pressure spray molding machine. The electronically controlled metering system assures a perfectly "on-ratio" application every time. In conjunction with the new Bullhide[R] products, Bullhide developed a high output application machine to shorten the industrial job times. The BullMaster 2001 is a high-output application machine with four times the output of the 3030 machine and the capacity to coat 10,000 square feet per day of Bullhide coatings.

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

     The Company markets it's building related products under the IMSI[R] Block trademark, the polyurethane elastomer and application system marketed by subsidiary Bullhide Corporation under the Bullhide[R] trademark, and the Master Door product line.

     The Company is developing established and emerging global markets by utilizing its own comparative strengths in concert with those of its technology partner, IMSI, and those of other selected strategic partners. Any strategic joint ventures and license arrangements that involve the marketing and manufacturing of the IMSI Block System with any other IMSI licensee are subject to the crossover sales provision of the IMSI licensing agreement.

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

     The Company anticipates selected global partners and licensees will provide the Company with essential political and business relationships with prominent local business and government entities. Additionally, those local relationships provide the Company with specific knowledge of commercial opportunities and cultural, legal and business insights into markets in which such knowledge and relationships are strategically vital.

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

     Heating cost is another big factor effecting China's housing market. It is generally recognized that China does not have thermal efficient housing. The PRC has implemented new rules within their building codes to require insulation in new structures. Though most of China heats its buildings only four month of the year, it uses an inordinate amount of energy for heating. The insulated masonry system will help to ease this crisis in residential energy use.

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

     Great Wall has an interest in a $4 million registered capital joint venture in Beijing, Mi Yun county. The Joint Venture occupies a 12 acre site, and in June 1999, was commissioned to construct 5 million square feet of mid-rise residential construction for fiscal 2000-2001 utilizing the IMSI Block. This was delayed due to the fact that the Chinese substituted another, stronger Joint Venture partner, The Building Materials Bureau of Mi Yun as Great Wall's partner. The joint venture has obtained certification for the IMSI system in Mi Yun only, and the Company is now working on nationwide certification. While this certification process is moving forward, Great Wall will attempt to begin delivering on orders for conventional concrete blocks (this kind of flexibility is a major advantage of the Fleming-Eagle Block Plant).
Great Wall will also market IMSI block to the local Mi Yun market. The Company anticipates block manufacturing capacity to double in 2001.
Great Wall anticipates the replication of its operation in Lioaning Province in Northern China upon certification, where the need for energy efficiencies offered by the IMSI[R] Block system is particularly acute.

Eagle Building Technologies, Private Ltd. of India

     The Company formed a wholly-owned subsidiary under the corporate laws of India, Eagle Building Technologies, Private Ltd. of India. In July of 2000, the Company reported that it had contracted with Jayant Tipnis Consultants, PL (JTCPL) for an initial order of 750,000 units of the patented IMSI[R] Block system valued at over $1.5 Million USD. Production in Bombay allegedly began in the third quarter of 2000 and the contract was completed in November of 2000. The Company then reported that it received a Purchase Order from JTCPL for an additional 10 million

IMSI[R] Block of which the Company allegedly delivered 1 million IMSI[R] Block in the 1st Quarter of 2001.

     In February 2002, the former CEO of the Company reported that he had falsified all of the revenues attributed to the Company's operations in India necessitating the restatement of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Currently, there are no operations in India. Eagle intends to dispose of all assets located in India and conclude the Company's relationship with JTCPL. The Company anticipates that the disposal of remaining assets in India should generate funds sufficient to pay any outstanding liabilities in India.

Business Dimensions, Inc.

     In August 2000, the Company acquired all of the assets of Business Dimensions, Inc ("BDI"), a private Florida corporation, controlled by Don Pollock ("Pollock"), an Officer and Director of the Company, whose major asset is the license to sell and distribute products in North America manufactured by Master srl, an Italian company that designs and manufactures armored doors under the Master Door name. (See Product Lines.) In May 2002, the Company assigned all of its interest in BDI back to Pollock in settlement of claims arising from the BDI Purchase Agreement between the Company and Pollock concerning reimbursed expenses incurred in connection with the qualification of Master Door products in the State of Florida.

Eagle-Fuller International

     In December 2000, Eagle formed a wholly-owned subsidiary, Eagle-Fuller International, Inc. ("Eagle-Fuller"). At the time of formation, Company management announced that Eagle-Fuller was formed for the purpose of developing large scale real estate projects. Eagle-Fuller has no operations and no assets. However, certain investors have alleged that the Company has liability for loans made by the investors to Eagle-Fuller. The Company has not accepted responsibility for Eagle-Fuller obligations. The Company's position concerning Eagle-Fuller liabilities may spawn future litigation by the investors. The Company will vigorously defend against any attempts to impute liability to the Company for Eagle-Fuller obligations.

Bullhide Corporation

     In March 2000, Eagle purchased a 44% interest in Bullhide Corporation, a publicly traded Florida corporation (OTCBB: BULH). Bullhide manufactures a patented proprietary polyurethane material and has designed a methodology for application of the material which is used as a coating sealant. Bullhide manufactures two basic products marketed under the trademark Bullhide[R]. Bullhide improved the patented product formula and stabilized the Bullhide network of licensed distributors.

     The Company spent the last 12 months improving the balance sheet by cleaning up the outstanding liabilities that Bullhide's prior management' incurred. The Company is also working with Bullhide's prior accountants to get Bullhide fully reporting. Eagle will continue to market Bullhide overseas and anticipates generating revenue for the Bullhide product in both the China and India markets for fiscal 2001.

Fleming Manufacturing Company

     As of October 2000, the Company acquired all of the issued and outstanding securities of Fleming Manufacturing Company, Inc. ("Fleming Manufacturing"), a Missouri corporation located in Cuba, Missouri, from William M. Fleming for an aggregate purchase price of $3,875,000. The Company is financing the acquisition by a combination of cash derived from operations, officer loans, and through the issuance of a promissory note.

     Fleming Manufacturing has been in business for almost 60 years. It is the leader in the manufacture of mobile block equipment and related products to the concrete products industry. Fleming Manufacturing makes a mobile block plant for the production of mortarless block and pavers on site. The Company is a major customer of Fleming Manufacturing.

Employees

     As of December 31, 2000, the Company, inclusive of subsidiaries and joint ventures, had a total of 55 employees broken down as follows: 11 employees at the corporate headquarters, 2 employees for the China subsidiary, and 42 employees for Fleming Manufacturing Corp.

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

     IMSI Shareholders v. Wynn Westmoreland, Eagle Capital International,
     --------------------------------------------------------------------
Ltd., et al.  On July 21, 1999, the Company was named as a defendant
------------
in a derivative action filed on behalf of the shareholders of IMSI, Inc. The Company was one of multiple defendants named in the suit filed in the Third Judicial District Court for Salt Lake City, Utah.
On September 21, 2000, the court approved a settlement agreement to favorably resolve all claims against the Company.


     Patronus Industries, L.C. et al. v. Eagle Capital International,
     ----------------------------------------------------------------
Anthony D'Amato, Third Judicial District Court, State of Utah, Civil No.
----------------
000910540. The complaint alleges that Eagle has failed to issue to plaintiffs 1,286,400 shares of Eagle common stock. The complaint also alleges that Eagle failed to return 250,000 shares of Eagle Preferred A stock owned by one of the plaintiffs and, if the shares are not returned, asks for damages of $625,000. The complaint also seeks damages for any difference in the market price of Eagle shares between the time when the shares should have been available to plaintiffs and when they are actually made available to plaintiffs. In March 2001, the parties executed a settlement agreement which favorably resolved all claims against the Company.


     Clealon B. Mann Family Limited Partnership No. 1 et. al.. v. Wynn
     -----------------------------------------------------------------
Westmoreland et al., Third Judicial District Court, State of Utah, Civil
-------------------
No. 010901263. The Company was served with a complaint that alleges that Eagle conspired with Wynn Westmoreland and others to defraud plaintiffs and seeks an accounting. The complaint appears to be in large part a copy of the complaint filed against the same defendants in Integrated Masonry Systems International et. al. v. Westmoreland et. al., Third Judicial District Court, State of Utah, Civil No. 990908831 (the "IMSI Litigation"). The claims against Eagle in that litigation have been dismissed with prejudice as a result of a settlement agreement between Eagle and the plaintiffs. The district court and IMSI's board of directors approved the settlement. Further, Mr. Mann voted in his capacity as an IMSI director and shareholder to approve the settlement agreement. Moreover, many of the things complained of have been remedied either in the settlement agreement or by the subsequent actions of the board of IMSI. The Company has filed a Motion to Dismiss the complaint as the claims are barred by res judicata and the release. Additionally, the Company is seeking the imposition of sanctions and attorneys fees as determined by the Court.


     Eagle Capital International, Ltd. v. Lone Wolf Energy, United States
     -----------------------------------------------------
District Court for the District of Utah, Civil No. 2:00CV988K. This is an action brought by the Company to set aside an agreement and settlement agreement on the grounds of fraud. Lone Wolf has also filed a subsequent suit in Oklahoma, Lone Wolf Energy, Inc. v. Eagle Capital International,
                  ------------------------------------------------------
LTD., United States District Court for the North District of Oklahoma,
----
Civil No. 00CV1040K (M) seeking to recover from Eagle the balance due on the $1,000,000 note issued by Eagle in connection with the settlement agreement. In the Utah action, Lone Wolf has moved to dismiss on the grounds that the action can only be tried in Oklahoma. If Lone Wolf is not successful in getting the Utah action dismissed, Lone Wolf can be expected to counterclaim for the balance due on the note. If the Utah action is dismissed for lack of jurisdiction, Eagle will counterclaim in Oklahoma raising the same issues it has raised in the Utah action. No discovery has occurred in either action, so it is not possible to make an evaluation of the likelihood of an unfavorable outcome.


ITEM 4.   SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ----------------------------------------------------

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

General

     The Company was incorporated in Nevada in 1994 under the name IAC, Inc. In October 1998, the Company changed its name to Eagle Building Technologies, Inc. During 1998, the Company acquired the assets of IMSI CapFund, Inc. ("CapFund"). CapFund utilized the IMSI[R] Block System which, today, through licensing agreements between the Company and IMSI, is the preferred technology of the Company.

     As of December 31, 2000, the Company controlled and operated several subsidiaries and joint ventures including Beijing Shaung Long building Materials Company, Ltd. in China, and Great Wall New Building Systems, Inc., Bullhide Corporation, Fleming Manufacturing Company, Eagle-Fuller International, Inc., and Business Dimensions, Inc. in the United States (See Business Operations of Subsidiaries and Joint Ventures.)

Financial Condition

     At December 31, 2000, the Company had total assets of $15,193,432, as compared to total assets of $9,799,074 at December 31, 1999; total liabilities[1] of $10,572,225, as compared to $724,533 in 1999; total



-------------------------


[1] As a result of the Company's investigation in connection with the restatement of its 2000 and 2001 financials, the Company believes that there may be third parties to whom Anthony D'Amato, the Company's former Chairman and CEO, has obligated, or made representations purporting to obligate, the Company, or to issue equity in the Company without the knowledge or authorization of the Company's Board of Directors. The Company will continue to investigate and determine the validity of any such third party claims on a case by case basis. At the time of this filing, the Company cannot determine the financial impact, if any, to the Company as a result of Mr. D'Amato's actions.

stockholders' equity of $3,452,459 as compared to $9,074,541 in 1999. The decline during the year ended December 31, 2000 in stockholders' equity was the result of operational losses and the impairment of the value of tangible and intangible assets including the write-down of goodwill for investments made in Mexico and India subsidiaries in the amount of $1,714,387 and impairment losses in the amount of $851,363 incurred as a result of the write-down of the company's investments in Bullhide Corp. due to changes in conditions and assumptions.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had a net cash overdraft of $439 as compared to cash of $20,326 at December 31, 1999, a decrease of $20,765. Net cash used in operations was $3,036,867 compared to $638,505 in 1999. The increase in cash used in operations during 2000 as compared to 1999 was primarily due to losses incurred from operations. During the year 2000 the Company did not generate cash flow sufficient to meet operating requirements. The Company funded the deficiency primarily from short term loans which approximated $7,000,000 at December 31, 2000.

Results of Operations

     REVENUES   Sales for the year ended December 31, 2000, were $857,347
compared to sales of $ 0  in 1999.

     GROSS PROFIT   Gross profits (sales less sales costs) for the year
ended December 31, 2000 were $292,179 compared to gross profit of $ 0 for 1999. The increase in gross profit is directly proportional to the increase in sales revenue generated by the Company.

     DEPRECIATION AND AMORTIZATION - Due to the amortization of certain intangible assets (primarily license rights) which began in 2000, depreciation and amortization for the year 2000 increased to $380,391 as compared to $ 0 in 1999

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $4,640,604 for the fiscal year ended
December 31, 2000, as compared to $3,374,786 for 1999. The increase in expenses is due to increased start-up costs and expansion of the Company.

     OTHER EXPENSES - Other expenses are broken down into the following three (3) areas: interest, loss on sales of securities, and other. The losses were ($3,036,034), ($52,282) and ($5,275), respectively. Losses in these categories were $ 0- for 1999. The increase in interest expense is primarily a result of the issuance of common stock for accrued interest and interest recorded due to beneficial conversion features on debt and warrants.

     The Company experienced a net loss of $10,112,219 in 2000 compared to a net loss of $3,374,786 in 1999. Of the $10,112,219 net loss, the Company incurred significant losses due to impairment costs (the write off of $1,714,387 goodwill in CT India and CT Mexico), the write off of the Company's carrying value of unconsolidated subsidiaries in the amount of $851,363, and interest expense and compensation recorded in the total amount of $3,589,798 as a result of common stock issued for services, interest and or the recording of beneficial conversion features on debt.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------

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

     In November, 2000, the Company again changed accountants beginning with the audit of the financial statements for the fiscal year ended December 31, 2000, upon the resignation without disagreement from Christensen & Duncan, CPA's LC ("C&D") to Tanner + Co., certified public accountants. C&D resigned as the Company's independent auditor on November 28, 2000 (see Item 13 concerning filing of Form 8-K in connection with change of accountants).

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

The directors and executive officers of the Company as December 31, 2000[2] are as follows:


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

     DR. RALPH THOMSON joined the Company as a director in November,


-------------------------

[2] While the officers and directors set forth in Item 9 accurately reflect the officers and directors serving at year end 2000, at the time of the filing of this Amendment, the Company's current officers and directors are Meyer A. Berman, Dan Curlee, Donald Pollock, Samuel Gejdenson, Howard Ash, Bruce P. Mauldin, and Paul Emile Desrosiers.

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



                        SUMMARY COMPENSATION TABLE
                        --------------------------

               Annual Compensation                                                Long Term Compensation
               -------------------                                    --------------------------------------
                                                                             Awards             Payments
                                                                      -----------------------     ----------
                                                                      Restricted   Securities
Name of Individual                                  Other Annual        Stock       Underlying/     LTIP        All Other
and Principal Position   Year   Salary    Bonus     Compensation(1)    Award(s)    Options/SARs    Payouts     Compensation
----------------------   ----   ------    -----     ---------------    --------    ------------    -------     ------------
Anthony D'Amato          2000   $  -0-    $ -0-       107,667(2)          -0-          -0-           -0-            -0-
  President              1999   $  -0-    $ -0-       104,167(2)          -0-          -0-           -0-            -0-


(1) Other Annual Compensation for all officers and directors was in the form of shares of the Company's restricted common stock.

(2) Pursuant to an Employment Agreement, Anthony D'Amato received 107,667 shares of the Company's restricted common stock in 2000 valued at $310,000 ($2.88 per share), and 112,500 shares of restricted common stock in 1999 valued at $168,750 ($1.50 per share). The issuance of shares to Mr. D'Amato have been adjusted to reflect the 1:6 reverse stock split. The Company and Mr. D'Amato dispute amounts paid to Mr. D'Amato, and the ultimate amount of compensation paid by the Company to Mr. D'Amato cannot be accurately determined at this time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and
(iii) all directors and officers of the Company as a group:



                                                               Shares Beneficially  Percentage
Name & Address                        Position with Company          Owned(1)        of Shares
--------------                       ------------------------  -------------------  -----------

Anthony D'Amato
c/o John Dowd, Esq.
Akin, Gump, Strauss, et al.
Robert S. Strauss Building
1333 New Hampshire Avenue, N.W.
Washington, D.C. 20036                   Shareholder                724,493(2)          9.1%


Donald Pollock
c/o Eagle Building Technologies,Inc.     Treasurer, Chief
225 N.E. Mizner Boulevard, Suite 502     Financial Officer
Boca Raton, FL 33432                     and Director               101,000             1.3%


Paul-Emile Desrosiers
c/o Eagle Building Technologies, Inc.
225 N.E. Mizner Boulevard, Suite 502
Boca Raton, FL 33432                     Director                   132,667             1.7%


Dan Curlee
c/o Eagle Building Technologies, Inc.    President, Chief
225 N.E. Mizner Boulevard, Suite 502     Executive Officer
Boca Raton, FL 33432                     and Director                 -0-               -0-


Howard Ash
c/o Eagle Building Technologies, Inc.
225 N.E. Mizner Boulevard, Suite 502
Boca Raton, FL 33432                     Director                     -0-               -0-


Bruce Maudlin
c/o Eagle Building Technologies, Inc.
225 N.E. Mizner Boulevard, Suite 502
Boca Raton, FL 33432                     Director                       770             0.0%


Meyer Berman
c/o Eagle Building Technologies, Inc.
225 N.E. Mizner Boulevard, Suite 502
Boca Raton, FL 33432                     Director                 2,689,266(3)         33.8%


The "Urbina" Group (4)                   Shareholders               524,094             6.6%

_______________________________

All Officers and Directors
as a Group (6)                                                    2,923,703            36.7%


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

(2) Includes 621,667 shares held in Mr. D'Amato's name and an additional 102,826 shares over which Mr. D'Amato maintains control.

(3) Includes (i) 62,267 shares of Common Stock owned by Meyer A. Berman, individually, (ii) 1,064,583 shares of Common Stock owned by M.A. Berman Co., (iii) 860,983 shares of Common Stock owned by M.A. Berman Partners, LP, (iv) 646,433 shares of Common Stock owned by Meyer A. Berman, Individual Retirement Account and (v) 55,500 shares of Common Stock owned by Katia Christine, spouse of Meyer A. Berman.

(4) The Company considers the "Urbina" group to be acting in concert for purposes of this Report. The "Urbina" group consists of the following individuals/entities (with shares in parenthesis): ARH Family Partnership, Ltd. (32,738); Ray L. Hart Living Trust (537); Corey L. Hart (10,000); JDCAN3 Holdings, LP (43,363); John R. and Terry E. McLaughlin (72,544); Jun Ming Trading, Ltd. (66,340); Ken Taylor (13,170); Last Time Around, L.P. (58,035); Michael Kenoyer (112,252); La Patrona Ltd. (61,896); Hill-McVey Family Ltd. Partnership (20,029); Paul Faulkner (2,000); Pamposh Zutshi (16,667); Guadalupe & Ignacio Lozano (466); Intime LP (10,000); Pricilla, Steven & Havilal Maya (1,000); and Martin Slagter (3,056).



COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2000, and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2000, it has been determined that Directors Howard Ash, Meyer Berman and Paul-Emile Desrosiers were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.



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

     During the years ended December 31, 2000 and 1999, the Company issued 107,667 and 112,500 shares of common stock, respectively, to its president and chief executive officer for services rendered. In addition, the Company issued 157,407 shares of common stock to its president and chief executive officer during 2000 as payment of amounts advanced to the Company or compensation.

     During the year ended December 31, 2000, a Director of the Company pledged preferred A stock as collateral for a loan made to the Company by a director of the Company. Per the terms of the note a portion of these shares could be converted to common stock, at the election of the note holder in satisfaction of $62,500 of the note. Because the note holder elected to accept the shares as payments of debt, the Company has recorded a capital contribution of $62,500

     In connection with the issuance of notes payable in the amount of approximately $2,000,000 during the year ended December 31, 2000, the Company issued 155,834 shares of common stock to the lenders. The shares include an option allowing the holders to put the shares back to the Company at $7.50 per share. In addition, the creditors were also issued options to purchase approximately 67,000 shares at $18 per share. The Company and the lenders are disputing the terms of these agreements as a result of actions taken by the Company's President which were not disclosed or approved. The Company has recognized the put option as additional interest expense of $1,168,748.

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

     On May 30, 2002, the Company settled the enforcement action filed against Eagle by the Securities and Exchange Commission (the "SEC") without admitting or denying the allegations contained in the SEC complaint. As part of the settlement, the Company has consented to the entry of a final judgment in the form of a permanent injunction against Eagle enjoining the Company from violating the anti-fraud, periodic reporting, and record-keeping provisions of the securities laws.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K
          -------------------------------------------

EXHIBIT NO.

3.1 Certificate of Incorporation & Certificates of Amendment Thereto of Registrant*

3.2         By-Laws of Registrant*

10.1(a)     Anthony D'Amato Employment Agreement (May 15, 1999 - May 14,
            2001) *

10.1(b)     Anthony D'Amato Employment Agreement (May 15, 1999 - May 14,
            2001)*

10.2        Wilfred C. Mango, Jr. Employment Agreement (August 1, 2000 -
            July 31, 2002) *

10.3        Wilfred C. Mango, Jr. Consulting Agreement (August 1, 2000 -
            July 31, 2002)*

10.4        Ralph Thompson Employment Agreement (May 15, 1999 - May 14,
            2001) *

16.1        Letter of No Disagreement from Christensen & Duncan, CPA's
            LC.*

* Filed with original Form 10-KSB for the period ended December 31, 2000.


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

                           EAGLE BUILDING TECHNOLOGIES, INC. f/k/a
                           EAGLE CAPITAL INTERNATIONAL, LTD.


Dated: July 19, 2002       By:/s/ Dan Curlee
                              ------------------------------------
                           Dan Curlee, President and CEO


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                  Capacity                Date
---------                  --------                ----


/s/ Meyer A. Berman        Chairman and            July 19, 2002
-------------------------  Director
Meyer A. Berman

/s/ Dan Curlee             President, CEO,         July 19, 2002
-------------------------  COO and Director
Dan Curlee

/s/ Donald Pollock         Senior Vice President   July 29, 2002
-------------------------  of Manufacturing,
Donald Pollock             Secretary, Treasurer,
                           and Director

/s/ Samuel Gejedenson      Director                July 22, 2002
-------------------------
Samuel Gejedenson



/s/ Howard Ash             Director                July 30, 2002
-------------------------
Howard Ash



/s/ Bruce P. Mauldin       Director                July 19, 2002
-------------------------
Bruce P. Mauldin



-------------------------  Director                ________, 2002
Paul-Emile Desrosiers[3]




----------------------------



[3] The Company has provided Mr. Desrosiers with an opportunity to review information contained in this Report. As of the date of filing of this Report, Mr. Desrosiers has not signed the Report.

          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-KSB of Eagle Building Technologies, Inc.. for the period ended December 31, 2001, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (a) such Annual Report on Form 10-KSB for the period ended December 31, 2001, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in such Annual Report on Form 10-KSB for the period ended December 31, 2001, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                                      EAGLE BUILDING TECHNOLOGIES, INC.


Dated: July 19, 2002                  By:/s/ Dan Curlee
                                         ------------------------------------
                                         Dan Curlee, President and CEO


Dated: August 6, 2002                 By:/s/ Don Pollock
                                         ------------------------------------
                                         Don Pollock, Treasurer

                       EAGLE CAPITAL INTERNATIONAL, LTD.
                       Financial Statements
                       December 31, 2000 and 1999

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                   Index to Consolidated Financial Statements
=============================================================================







                                                                      Page
                                                                      ----

Report of Tanner + Co.                                                F-2


Report of Christensen & Duncan CPA's                                  F-3


Consolidated balance sheet                                            F-4


Consolidated statement of operations                                  F-5


Consolidated statement of stockholders' equity                        F-6


Consolidated statement of cash flows                                  F-8


Notes to consolidated financial statements                            F-11





-----------------------------------------------------------------------------

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

As explained in Note 17, the 2000 financial statements have been restated.





    /S/Tanner + Co.


Salt Lake City, Utah
April 3, 2001, except for Notes 11, 12 and 17 which are dated July 23, 2002

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan to perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Capital International, Ltd. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                /s/CHRISTENSEN & DUNCAN, CPAs LC





May 22, 2000
Salt Lake City, Utah

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                                   Consolidated Balance Sheet

                                                                 December 31,
-----------------------------------------------------------------------------

                                                       2000         1999
                                                    (Restated)
                                                   --------------------------

        Assets
        ------

Current assets:
  Cash                                             $      -      $     20,326
  Accounts receivable, net                             559,415           -
  Inventories                                        1,348,518           -
  Receivable from officer                              688,271           -
  Other current assets                                 236,232           -
                                                   --------------------------
       Total current assets                          2,832,436         20,326

Property and equipment, net                          3,174,811        185,100
Intangible assets, net                               8,482,920      5,690,000
Investment in unconsolidated subsidiaries                 -         3,603,648
Investment in joint venture                            583,119           -
Deposits and other assets                              120,146        300,000
                                                   --------------------------
                                                   $15,193,432   $  9,799,074
                                                   ==========================


-----------------------------------------------------------------------------


    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
  Cash overdraft                                   $       439           -
  Notes payable                                      6,933,373        475,000
  Accounts payable                                   2,194,490         94,173
  Advances from officer                                   -             5,860
  Accrued liabilities                                1,319,255        149,500
  Current maturities of capital lease obligations       73,89       3    -
                                                   --------------------------
       Total current liabilities                    10,521,450        724,533

Capital lease obligations                               23,223           -
Other liabilities                                       27,552           -
                                                   --------------------------
       Total liabilities                            10,572,225        724,533

Commitment and contingencies                              -              -
Redeemable common stock, 155,834 shares issued
  and outstanding                                    1,168,748           -
                                                   --------------------------

Stockholders' equity:
  Preferred stock, class A, $.001 par value,
    10,000,000 shares authorized; 0 and 180,100
    shares issued an outstanding, respectively            -               180
  Preferred stock, class B, $.001 par value,
    10,000,000 shares authorized; 0 and 142,670
    shares issued and outstanding, respectively           -               143
  Common stock $.001 par value, 11,666,667 shares
    authorized; 4,034,243 and 1,183,870 shares
    outstanding, respectively                            4,034          1,184
  Additional paid-in capital and other equity       17,697,898     13,210,288
  Accumulated deficit                              (14,249,473)    (4,137,254)
                                                   --------------------------
       Total stockholders' equity                    3,452,459      9,074,541
                                                   --------------------------
                                                   $15,193,432    $ 9,799,074
                                                   ==========================


-----------------------------------------------------------------------------

                                                                          F-4
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Operations

                                                     Years Ended December 31,
-----------------------------------------------------------------------------

                                                       2000         1999
                                                    (Restated)
                                                   --------------------------

Sales                                              $    857,347   $         -

Operating costs:
  Cost of sales                                         565,168             -
  Selling, general and administrative
    expenses                                          4,640,604     3,374,786
  Impairment of goodwill                              1,714,387             -
  Impairment of investments                             851,363             -
  Equity in loss of joint venture                       104,453             -
                                                   --------------------------
       Total                                          7,875,975     3,374,786
                                                   --------------------------

       Loss from operations                          (7,018,628)   (3,374,786)
                                                   --------------------------

Other expense:
  Interest expense                                    3,036,034             -
  Loss on sale of securities                             52,282             -
  Other                                                   5,275             -
                                                   --------------------------
       Total                                          3,093,591             -
                                                   --------------------------

       Loss before income taxes                     (10,112,219)   (3,374,786)


Provision for income taxes                                    -             -

       Net loss                                    $(10,112,219)  $(3,374,786)
                                                   ==========================

Weighted average number of common shares outstanding

  Basic and diluted                                   1,695,000       582,000
                                                   ==========================

Loss per common share

  Basic and diluted                                $      (5.97)  $     (5.80)
                                                   ==========================





-----------------------------------------------------------------------------

                                                                          F-5
See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                               Consolidated Statement of Stockholders' Equity

                            Years Ended December 31, 2000 (Restated) and 1999
-----------------------------------------------------------------------------

                              Preferred Stock   Preferred Stock                     Addt'l                      Total
                                  Class A           Class B        Common Stock     Paid-in     Accumulated   Stockholder's
                            Shares     Amount  Shares    Amount  Shares     Amount  Capital       Deficit       Equity
                            -----------------------------------------------------------------------------------------------
Balance, January 1, 1999    264,400    $  264        -   $    -    332,986  $  333  $  823,755  $  (762,468)  $      61,884

Issuance of common stock
for cash, net of offering
costs of $97,500                  -         -        -        -    158,333     158     852,342            -         852,500

Issuance of preferred Class
B stock for investments in
unconsolidated subsidiaries       -         -  148,229      148          -       -   8,893,602            -       8,893,750

Issuance of preferred class
B stock for services              -         -   12,093       12          -       -     725,558            -         725,570

Issuance of common stock
for services                      -         -        -        -    305,283     305   1,831,395            -       1,831,700

Conversion of preferred A
stock to common stock       (84,300)      (84)       -        -    210,750     211        (127)           -               -

Conversion of preferred B
stock to common stock             -         -  (17,652)     (17)   176,518     177        (160)           -               -

Shareholders' cash
contributions                     -         -        -        -          -       -      83,923            -          83,923

Net loss                          -         -        -        -          -       -           -   (3,374,786)     (3,374,786)
                            -----------------------------------------------------------------------------------------------

Balance, December 31, 1999  180,100       180  142,670      143   1,183,870  1,184  13,210,288   (4,137,254)      9,074,541

Issuance of common stock
  for cash                        -         -        -        -     179,167    179     447,321            -         447,500




-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                               Consolidated Statement of Stockholders' Equity
                                                                    Continued

                            Years Ended December 31, 2000 (Restated) and 1999
-----------------------------------------------------------------------------

                              Preferred Stock   Preferred Stock                     Addt'l                      Total
                                  Class A           Class B        Common Stock     Paid-in     Accumulated   Stockholder's
                            Shares     Amount  Shares    Amount  Shares     Amount  Capital       Deficit       Equity
                            -----------------------------------------------------------------------------------------------
Issuance of preferred class
B stock for additional
investment in subsidiary          -         -     4,911       5           -      -      73,663             -          73,668

Issuance of common stock
for additional investment
in subsidiary                     -         -         -       -      56,946     57      85,362             -          85,419

Issuance of common stock
for services                      -         -         -       -     244,750    245     515,380             -         515,625

Issuance of common stock
as payment of debt                -         -         -       -     439,526    440   1,399,560             -       1,400,000

Issuance of common stock
as payments of interest           -         -         -       -     170,284    170     255,255             -         255,425

Conversion of Preferred
A stock  to Common Stock   (180,100)     (180)        -       -     450,250    450        (270)            -               -

Conversion of Preferred
B stock to Common Stock           -         -  (147,581)   (148)  1,309,450  1,309      (1,161)            -               -

Interest expense on
warrants issued
in connection with debt           -         -         -       -           -      -     658,750             -         658,750

Interest expense from
beneficial  conversion
feature on debt                   -         -         -       -           -      -     991,250             -         991,250

Capital contribution              -         -         -       -           -      -      62,500             -          62,500

Net loss                          -         -         -       -           -      -           -   (10,112,219)    (10,112,219)
                            -----------------------------------------------------------------------------------------------
Balance, December 31, 2000
  (Restated)                      -    $    -         -  $    -   4,034,243 $4,034 $17,697,898  $(14,249,473)   $  3,452,459
                            ================================================================================================



See accompanying notes to consolidated financial statements.



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Cash Flows

                                                     Years Ended December 31,
-----------------------------------------------------------------------------

                                                       2000         1999
                                                    (Restated)
                                                   --------------------------
Cash flows from operating activities:
  Net loss                                         $(10,112,219) $ (3,374,786)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Impairment of goodwill                          1,714,387             -
      Amortization and depreciation                     380,391             -
      Impairment of equity investment in
        unconsolidated subsidiary                       851,363             -
      Stock issued for services                         515,625     2,557,270
      Stock issued as payments of interest              255,425             -
      Redeemable common stock issued as payment
        of interest                                   1,168,748             -
      Interest expense on warrants issued in
        connection with debt                            658,750             -
      Interest expense from beneficial conversion
        feature on debt                                 991,250             -
      Equity in loss of unconsolidated
        subsidiaries                                    104,453       140,102
      (Increase) decrease in:
         Inventory                                       66,552             -
         Other assets                                   (92,472)            -
      Increase (decrease) in:-
         Accounts payable                                41,589        38,909
         Accrued liabilities                            419,291             -
                                                   --------------------------
            Net cash used in
            operating activities                     (3,036,867)     (638,505)
                                                   --------------------------

Cash flows from investing activities:
  Cash acquired in acquisition                            8,828             -
  Investment in and advances to unconsolidated
    subsidiaries                                       (626,803)            -
  Deposits                                             (100,000)     (300,000)
  Investment in license rights                          (15,000)      (90,000)
  Net advances to officer                              (652,259)            -
  Purchase of property, plant and equipment            (758,619)      (68,000)
                                                   --------------------------
            Net cash used in
            investing activities                     (2,143,853)     (458,000)
                                                   --------------------------

Cash flows from financing activities:
  Proceeds from notes payable                         5,823,850       480,860
  Payments on notes payable                          (1,111,395)            -
  Proceeds from issuance of stock                       447,500       936,423
  Investment in unconsolidated subsidiaries                   -      (300,500)
  Cash overdraft                                            439             -
                                                   --------------------------
            Net cash provided by
            financing activities                      5,160,394     1,116,783
                                                   --------------------------

Net change in cash                                      (20,326)       20,278

Cash, beginning of year                                  20,326            48
                                                   --------------------------

Cash, end of year                                  $          -  $     20,326
                                                   ==========================


-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Cash Flows

                                                     Years Ended December 31,
-----------------------------------------------------------------------------


                             Supplemental Disclosure of Cash Flow Information

                                                       December 31,
                                           ------------------------------
                                                 2000             1999
                                           ------------------------------
Cash paid during the year for

Interest                                   $     189,642     $      3,379
                                           ==============================

Income taxes                               $           -     $          -
                                           ==============================




Supplemental Disclosure of Non-Cash Transactions

2000
----

* During the year ended December 31, 2000 the Company acquired the assets and liabilities of Fleming Manufacturing Company in a purchase transaction. The transaction required the payments of $1,250,000 and the issuance of a note payable of $483,418, and the issuance of a convertible note payable of $2,125,000. The Company recorded the following:


         Accounts receivable                       $   559,415
         Prepaids                                       22,206
         Inventory                                   1,415,070
         Intangibles                                 1,272,622
         Property, plant and equipment               2,059,137
         Accounts payable                             (253,728)
         Accrued liabilities                          (778,016)
         Debt                                         (447,116)
         Equity                                     (3,858,418)
                                                   -----------
         Net cash acquired                         $    (8,828)
                                                   ===========



* The Company reclassified an investment in an unconsolidated subsidiary of $1,884,787 to goodwill upon the Company increasing its investment in the subsidiary to 100% by issuing 4,911 shares of preferred B stock and 13,613 shares of common stock valued at $73,668 and $20,419, respectively.

* The Company issued 439,526 shares of common stock as payment of $1,400,000 of debt.


-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.
                                         Consolidated Statement of Cash Flows

                                                     Years Ended December 31,
-----------------------------------------------------------------------------

* Deposits of $300,000 were used to acquire property and equipment.

* The Company converted 180,100 shares of preferred A stock to 450,250 shares of common stock.

* The Company converted 147,581 shares of preferred B stock to 1,309,450 shares of common stock.

* The Company increased its investment in a joint venture for the contribution of $130,000 of equipment.

* The Company acquired 100% of a subsidiary through the issuance of 43,333 shares of Company stock valued at $65,000 and a payable of $585,000. As of December 31, 2000, the value of the subsidiary was written off (see Note 4).

* The Company paid $62,500 of debt through a capital contribution made by a director of the company.


1999
----

The Company acquired interests in unconsolidated subsidiaries and license rights for the following consideration.

                                          Par Value
                          Percentage     Preferred B     Additional
                          Ownership        Stock       Paid-In Capital       Payable          Total
                          ---------------------------------------------------------------------------

CT Great Wall of China          49%      $    168      $   1,685,082     $     150,000    $ 1,835,250

CT India                        40%           103          1,035,897           150,000      1,186,000


CT Mexico                       49%            57            572,443           150,000        722,500


IMSI licenses                                 560          5,599,440              -         5,600,000
                          ---------------------------------------------------------------------------



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements

                                                   December 31, 2000 and 1999
-----------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies


Organization and Principles of Consolidation


The consolidated financial statements include the accounts of Eagle Capital International, Ltd. (Eagle) and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

The Company is engaged in the business of the manufacture, distribution and application of technologically advanced building products through a series of licensing agreements with Integrated Masonry Systems International, Inc. (IMSI). The Company also has interests in two other business segments: the manufacture of protective coatings for truck beds and other purposes through its investment in Bullhide Corporation and the market, sale and distribution of doors through its wholly owned subsidiary Business Dimensions, Inc. and manufacturing and sale of machinery through Fleming Manufacturing Company. None of these segments had significant operations during 2000 or 1999, consequently no segment data have been reported.

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


-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


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

Revenue Recognition

Revenue is recognized when a valid purchase order has been received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collectibility is reasonably assured.

Loss Per Common Share

The computation of basic loss per common share is based on the weighed average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 208,333 and 0 shares of common stock at prices ranging from $12.00 to $18.00 per share were outstanding at December 31, 2000 and 1999, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


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


-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


2.   Detail of Certain Balance Accounts

                                                       December 31,
                                             -------------------------------
                                                2000                  1999
                                             -------------------------------
Receivables:
     Trade receivables                       $       712,415     $         -
     Less allowance for doubtful
       accounts                                     (153,000)              -
                                             -------------------------------
                                             $       559,415     $         -
                                             ===============================

Inventories:
     Finished goods/purchased parts          $         6,850     $         -
     Work-in-process                                 568,742               -
     Raw materials                                   772,926               -
                                             -------------------------------
                                             $     1,348,518     $         -
                                             ===============================


3.   Property and Equipment

Property and equipment consist of the following:

                                                       December 31,
                                             -------------------------------
                                                2000                  1999
                                             -------------------------------
Equipment                                    $     4,013,098     $   185,100
Furniture and fixtures                               149,056               -
Leasehold improvements                               124,507               -
Transportation equipment                              61,069               -
                                             -------------------------------
                                                   4,347,730         185,100

Less accumulated depreciation
  and amortization                               (1,172,919)               -
                                             -------------------------------
                                             $    3,174,811      $   185,100
                                             ===============================



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


4.   Acquisitions

Fleming Manufacturing Company

On October 1, 2000 the Company acquired the outstanding common stock of Fleming Manufacturing Company, a maker of cement block production equipment. The acquisition was accounted for as a purchase and, accordingly, the financial statements reflect the results of operations of Fleming Manufacturing Company since the date of acquisition. The purchase price of $3,875,000, financed through short-term debt and convertible note payable, has been allocated to the assets of the Company based upon their respective fair market values. The excess of the purchase price over the assets acquired has been recorded as goodwill.

The following unaudited pro-forma consolidated results of operations have been prepared as if the acquisition had occurred at the beginning of fiscal 2000:

                                                      Pro Forma
                                                      Results of
                                                      Operations
                                                         2000
                                                    ------------

Total revenue                                       $  3,788,489

Total expenses                                        13,862,005
                                                    ------------

Net loss                                            $(10,073,516)
                                                    ============

Net loss per share                                  $      (5.94)
                                                    ============

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

-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


4.   Acquisitions
     Continued

Bullhide Corporation - Continued

At year end, as a result of continuing losses and significant accumulated deficits, management believed the Company's investment in Bullhide Corporation was impaired, and therefore, recorded an impairment loss of $201,363.

Bullhide Liner of Broward County, Inc. and PolySolutions, Inc.

In March 2000, the Company acquired 100% of Bullhide Liner of Broward County, Inc. and PolySolutions, Inc. from these Company's common owner for $650,000. At year end, as a result of the Company not continuing to operate these entities, management believed the value of the assets associated with these two companies was impaired, and therefore, recorded an impairment loss of $650,000.

Business Dimensions, Inc.

In August 2000, the Company acquired all of the assets of Business Dimensions, Inc., whose major asset is the license to sell and distribute doors. The Company paid no consideration in the acquisition, but may be required to make certain payments in the future based on specific events. The results of operations of Business Dimensions, Inc. were not significant for the year ended December 31, 2000.

Other Acquisitions

During 1999, the Company acquired interests in three companies. The ownership interest in each Company and the consideration paid was as follows:


                                          Par Value
                          Percentage     Preferred B     Additional
                          Ownership        Stock       Paid-In Capital       Payable          Total
                          ----------     -----------   ---------------   -------------    ------------

Great Wall New
  Building Systems               49%     $     168     $    1,685,082    $     150,000    $  1,835,250

CT India                         40%           103          1,035,897          150,000       1,186,000

CT Mexico                        49%            57            572,443          150,000         722,500


-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


4.   Acquisitions
     Continued

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

During the year ended December 31, 2000, the Company's ownership interest in Great Wall New Building Systems, CT Mexico and CT India increased to 100%, 100%, and 70%, respectively. Upon changing from the equity method of accounting to consolidation of Great Wall New Building Systems, CT Mexico and CT India, the following was recorded:

                               Great Wall
                              New Building
                                Systems        CT Mexico      CT India
                              -------------------------------------------
Equipment                     $      2,857   $          -   $           -
China joint venture                550,382              -               -
Other net current assets
  (liabilities)                   (154,671)        55,993          62,250
                              -------------------------------------------

Total                              398,568         55,993          62,250
Goodwill                         1,864,368        625,837       1,088,550
                              -------------------------------------------

Purchase price                $  2,262,936   $    681,830   $   1,150,800
                              ===========================================

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


-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


5.   Intangible Assets

Intangible assets consists of the following:

                                                       December 31,
                                             -------------------------------
                                                2000                  1999
                                             -------------------------------
     Goodwill                                $   3,157,409       $         -
     License rights                              5,705,000         5,690,000
     Accumulated amortization                     (379,489)                -
                                             -------------------------------
                                             $   8,482,920       $ 5,690,000
                                             ===============================

mortization expense was $379,489 and $0 for the years ended December 31, 2000 and 1999, respectively.

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



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

6.   Joint Venture
     Continued

The following is summary financial information of the joint venture:

                                                    2000            1999
                                               ------------------------------
Sales                                          $        2,144    $          -
Cost of sales                                         (13,573)              -
                                               ------------------------------

Gross profit                                          (11,429)              -
Administrative and general expense                    181,785               -
                                               ------------------------------

Loss from operations                                 (193,214)              -
Interest income                                         3,299               -
                                               ------------------------------

Net loss                                       $     (189,915)     $        -
                                               ==============================


Company share of loss                          $     (104,453)     $        -
                                               ==============================

Current assets                                 $       14,281      $        -
                                               ==============================

Noncurrent assets                              $    1,084,793      $        -
                                               ==============================

Current liabilities                            $       38,858      $        -
                                               ==============================


7.   Notes Payable

Notes payable consist of the following:


                                                     2000            1999
                                               ------------------------------

Bank line of credit agreement which allows
the Company to borrow a maximum amount of
$1,000,000 at an interest rate equal to the
bank's prime rate plus .50% (10% at December
31, 2000).  The line of credit is secured by
accounts receivable, inventory, furniture,
fixtures and equipment                         $     350,000     $          -



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


7.   Notes Payable
     Continued



Notes payable to individuals and or entities,
due in 2001 with interest at 15%, secured by
Company stock                                     2,225,000                 -

Note payable to acquire Fleming Manufacturing,
due December 31, 2001 with interest at 6.2%,
secured by the assets of Fleming
Manufacturing Company.  Convertible into
common shares at the option of the note
holder for approximately twelve months at a
price which approximates the average price of
the Company's common stock.                       2,125,000                 -

Note payable pursuant to a settlement
agreement to an entity in monthly
installments including interest at 13.5%,
unsecured.                                          850,000                 -

Note payable to an individual in monthly
installments including interest at 6.2%,
secured by property and equipment                   483,418                 -

Convertible note payable to an individual,
due in September 2001 with interest at 10%,
secured by property and equipment                   450,000                 -

Convertible note payable to an entity, due
August 2001 with interest at 4%, unsecured          350,000                 -

Note payable to an entity, due January 2001
with interest at 18%, secured by Company
stock                                                99,955                 -



-----------------------------------------------------------------------------

                                            EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------



7.   Notes Payable
     Continued


Note payable to the Company's president,
due February 2000 with interest at 15%,
this note was converted to common stock                    -          250,000

Note payable to an entity, due January
2000 with interest at 12%, this
note was converted to common stock in 2000                 -          125,000

Note payable to a board member and
shareholder, due March 2000 with
interest at 15%, this note has converted
to common stock in 2000                                    -           50,000

Note payable to an entity, due February
2000 with interest at 12%, this note was
paid in full in 2000                                       -           50,000
                                               ------------------------------
Total notes payable                            $   6,933,373     $    475,000
                                               ==============================


The Company has a line of credit with a financing company in the amount of $225,000. To secure the line of credit, the Company's Chief Executive Officer and President, provided his personal payment guaranty. As of December 31, 2000 there was no outstanding balance on the line of credit. The availability of the line remains on an as needed basis inclusive of the guarantee.

8.   Leases

The Company leased certain equipment under noncancelable capital leases during 2000. Assets held under capital leases were included in property and equipment are as follows:

     Machinery and equipment                       $     371,785
     Accumulated amortization                           (187,115)
                                                   -------------
                                                   $     184,670
                                                   =============

Amortization expense on capital leases for the year ended December 31, 2000, was $59,334.


-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


8.   Leases
     Continued

As of December 31, 2000, future minimum payments under capital leases are as follows:


      Years Ended December 31,                  Amount

             2001                            $    79,455
             2002                                 23,652
                                             -----------

      Total minimum lease payments               103,107
      Lease amounts representing interest          5,991
                                             -----------

      Present value of net minimum lease
        payments                                  97,116
      Less current maturities                     73,893
                                             -----------
                                             $    23,223
                                             ===========


The Company also leases office equipment which is accounted for as an operating lease. Monthly lease payments extend through 2002.

Rental expense, for operating leases, charged to operations was $2,148 in 2000.

9.   Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

                                         Year Ended
                                         December 31,
                                     2000            1999
                                 ---------------------------
Federal income tax
  benefit at statutory rate      $  3,794,000  $   1,265,000

Change in valuation
allowance                          (3,794,000)    (1,265,000)
                                 ---------------------------
                                 $          -  $           -
                                 ===========================


-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

9.   Income Taxes
     Continued

Deferred tax assets (liabilities) at December 31, 2000 and 1999 are comprised of the following:

                                             2000             1999
                                          ---------------------------

Net operating loss carry forward          $ 4,317,000     $ 1,500,000
Depreciation and amortization                 (42,000)              -
Goodwill impairment                           643,000               -
Investment impairment                         319,000               -
Allowance for doubtful accounts                57,000               -
                                          ---------------------------
                                            5,294,000       1,500,000

Less valuation allowance                   (5,294,000)     (1,500,000)
                                          ---------------------------
                                          $         -     $         -
                                          ===========================


A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

At December 31, 2000, the Company has approximately $11,512,000 of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in 2019.


-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


10.  Commitments and Contingencies

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


           Year Ending December 31,                    Amount
           ------------------------                 ------------

                    2001                            $   225,000
                    2002                            $   360,000
                    2003                            $   360,000
                    2004                            $   360,000
                    2005                            $   360,000

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

-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


11.  Stock Options and Stock-Based Compensation

A summary of the stock options are as follows:

                                            Number of         Range of
                                             Options       Exercise Prices
                                         ---------------------------------

Outstanding at December 31, 1999                     -      $            -
     Granted                                   208,333       12.00 - 18.00
                                         ---------------------------------

Outstanding at December 31, 2000               208,333      $12.00 - 18.00
                                         =================================


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                               Years Ended December 31,
                                          --------------------------------
                                               2000                1999
                                          --------------------------------

Net loss - as reported                    $  (10,112,219)    $  (3,374,786)
Net loss - pro forma                      $  (10,807,754)    $  (3,374,786)
Loss per share - as reported              $        (5.97)    $       (5.80)
Loss per share - pro forma                $        (6.38)    $       (5.80)


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at December 31, 2000:

Expected dividend yield                             $         -
Expected stock price volatility                             61%
Risk-free interest rate                                    6.0%
Expected life of options                              3-5 years
                                                    ===========

There were no stock options outstanding during the year-ended December
31, 1999.

The weighted average fair value of options granted during 2000 was $13.92.


-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------

11.  Stock Options and Stock-BasedCompensation
     Continued

The following table summarizes information about stock options outstanding at December 31, 2000:

                       Options Outstanding                    Options Exercisable
             ----------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining      Weighted                   Weighted
 Range of                   Contractural    Average                    Average
 Exercise      Number           Life        Exercise      Number       Exercise
  Prices     Outstanding      (Years)         Price     Exercisable      Price
-----------------------------------------------------------------------------------

$      12.00     141,667        2.19        $   12.00       141,667    $      12.00
       18.00      66,666        4.82            18.00        66,666           18.00
-----------------------------------------------------------------------------------
$12.00-18.00     208,333        3.03        $   13.92       208,333    $      13.92
===================================================================================


12.  Redeemable Common Stock

In connection with the issuance of notes payable in the amount of approximately $2,000,000 during the year ended December 31, 2000, the Company issued 155,834 shares of common stock to the lenders. The shares include an option allowing the holders to put the shares back to the Company at $7.50 per share. In addition, the creditors were also issued options to purchase approximately 67,000 shares at $18 per share. The Company and the lenders are disputing the terms of these agreements as a result of actions taken by the Company's President which were not disclosed or approved. The Company has recognized the put option as additional interest expense of $1,168,748.

13.  Related Party Transactions

During the years ended December 31, 2000 and 1999, the Company issued 107,667 and 112,500 shares of common stock, respectively, to its president and chief executive officer for services rendered. In addition, the Company issued 157,407 shares of common stock to its president and chief executive officer during 2000 as payment of amounts advanced to the Company or compensation.

The Company has a line of credit in the amount of $225,000 that is guaranteed by the Company's Chief Executive Officer and President. As of December 31, 2000, the line of credit had no outstanding balance; however, the availability of the line remains on an as needed basis inclusive of the guaranty.


-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


13.  Related Party Transactions
     Continued

The Company operates in China and India while holding additional licenses for Mexico and Europe pursuant to five (5) licensing agreements with Integrated Masonry Systems International, Inc. (IMSI). The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.

During the year ended December 31, 2000, a Director of the Company pledged preferred A stock a collateral for a loan made to the Company. Per the terms of the note a portion of these shares could be converted to common stock, at the election of the note holder in satisfaction of $62,500 of the note. Because the note holder elected to accept the shares as payments of debt, the Company has recorded a capital contribution of $62,500

14.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables and notes payable. The carrying amount of cash, receivables and payable approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at floating market interest rates in aggregate.

15.  Recent Accounting Pronouncements

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


-----------------------------------------------------------------------------

                                             EAGLE CAPITAL INTERNATIONAL, LTD.

                                   Notes to Consolidated Financial Statements
                                                                    Continued
-----------------------------------------------------------------------------


15.  Recent Accounting Pronouncements
     Continued

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

16.  Reverse Stock Split

On February 2, 2001, the Company effected a one-for-six reverse stock split of the Company's common stock, reducing the authorized shares from 70,000,000 to 11,666,667. Par value of the common stock will remain $.001 per share. All the references to the number of common shares and per share amounts have been restated to give retroactive effect to the stock split for all periods presented.


-----------------------------------------------------------------------------

17.  Restatement of Financial
     Statements

During February, 2002 the Company became aware that its' Chairman of the Board of Directors and former President had prepared fraudulent documents to misrepresent the revenues, costs and cash associated with operations conducted by a subsidiary in India and concerning certain loans and stock transactions. This resulted in the Company's financial statements being restated as of December 31, 2000 as follows:


                                            As Reported       As Restated
                                            ------------------------------

Revenue                                     $ 3,354,847       $    857,347

Cost of sales                               $ 1,736,434       $    565,168

Selling, general and
  administrative expense                    $ 4,953,680       $  4,640,604

Impairment of investments                   $   201,363       $    851,363

Interest expense                            $   325,607       $  3,036,034

Net loss                                    $(5,738,634)      $(10,112,219)

Net loss per share - basic
  and diluted                                     (3.39)             (5.97)

Cash / cash overdraft                       $   717,847       $       (439)

Property and equipment                      $ 3,199,811       $  3,174,811

Notes payable                               $ 3,258,373       $  6,933,373

Accounts payable                            $ 1,609,490       $  2,194,490

Accrued liabilities                         $ 1,204,954       $  1,319,255

Receivable (advances) from officer          $  (719,479)      $    688,271

Redeemable common stock                     $         -       $  1,168,748

Common stock                                $     3,311       $      4,034




-----------------------------------------------------------------------------

17.  Restatement of Financial Statements
     Continued


                                            As Reported       As Restated
                                            ------------------------------
Additional paid-in capital                  $16,078,621       $ 17,697,898

Convertible note / equity
  instrument                                $ 2,125,000       $          -

Accumulated deficit                         $(9,875,888)      $(14,249,473)

Stockholders' equity                        $ 8,331,044       $  3,452,459

Total assets / liabilities and equity       $15,248,008       $ 15,193,432

Options and warrants outstanding                   None        See Note 11


As a result of these actions and other misrepresentations made by the Company's President, the Company has significant litigation and claims and may have undisclosed and unasserted claims and litigation that could be significant. Management is unable to estimate the amount of any such claims or the likelihood of an unfavorable outcome.



-----------------------------------------------------------------------------