Form 10QSB/A
period 2001-03-31
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                              FORM 10-QSB/A-2

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 2001
                                           ----------------


                   Commission File Number: 0-26322


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

There were 4,945,245 shares of Common Stock, $.001 par value, issued and outstanding at March 31, 2001.

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

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security-Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                      EAGLE CAPITAL INTERNATIONAL, LTD.

This Form 10-QSB for the period ended March 31, 2001, has been amended from the original filing of May 14, 2001. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions.


                      PART I - FINANCIAL INFORMATION


Item I.  Amended Financial Statements
         ----------------------------

                      EAGLE BUILDING TECHNOLOGIES, INC.
                AMENDED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                     March 31,     December 31,
                                       2001            2000
                                   -----------     ------------
                                   (Unaudited)

CURRENT ASSETS:
  Cash                             $   134,107     $       -
  Accounts Receivable                  506,690         559,415
  Receivable from Officer              676,771         688,271
  Other Advances                       200,718         236,232
  Inventories                        1,447,665       1,348,518
  Prepaid expenses                       5,200             -
                                    ----------      ----------
      TOTAL CURRENT ASSETS           2,971,151       2,832,436
                                    ----------      ----------

PROPERTY AND EQUIPMENT, net          3,399,470       3,174,811
                                    ----------      ----------
OTHER ASSETS -
  Deposits                              20,146         120,146
  Goodwill, net                      3,023,702       3,063,170
  Investment in joint venture          617,119         583,119
  License rights, net                5,348,563       5,419,750
                                    ----------      ----------
      TOTAL OTHER ASSETS             9,009,530       9,186,185
                                    ----------      ----------

             TOTAL ASSETS          $15,380,151     $15,193,432
                                    ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses              $  1,202,000    $  3,513,745
  Cash overdraft                           -               439
  Notes payable                      5,670,710       7,007,266
  Deposits                             729,232             -
                                    ----------      ----------
      TOTAL CURRENT LIABILITIES      7,601,942      10,521,450
                                    ----------      ----------

LONG TERM LIABILITIES                  854,243          50,775
                                    ----------      ----------

REDEEMABLE COMMON STOCK, 155,834
  shares issued and outstanding      1,168,748       1,168,748
                                    ----------      ----------

SHAREHOLDERS' EQUITY:
  Common Stock, $.001 par value
   11,666,666 shares authorized
   4,945,245 and 4,034,243 shares
   issued and outstanding at
   March 31, 2001 and
   December 31, 2000                     4,945           4,034
  Additional paid in capital        21,402,199      17,697,898
  Accumulated deficit              (15,651,926)    (14,249,473)
                                    ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY     5,775,218       3,452,459
                                    ----------      ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $15,380,151     $15,193,432
                                    ==========      ==========


See accompanying notes to condensed consolidated financial statements.

               EAGLE BUILDING TECHNOLOGIES, INC.
                AMENDED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                         Three Months Ended
                                     March 31,        March 31,
                                      2001             2000
                                     ----------      ----------

SALES                               $   611,144     $       -

COSTS OF SALES                          484,944             -
                                     ----------      ----------

GROSS PROFIT                            126,200             -
                                     ----------      ----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES             (1,506,264)      1,176,947
                                     ----------      ----------

LOSS FROM OPERATIONS                 (1,380,064)     (1,176,947)
                                     ----------      ----------

OTHER EXPENSES:
 Interest expense                       (22,389)       (850,000)
                                     ----------      ----------

NET LOSS                            $(1,402,453)    $(2,026,947)
                                     ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                             4,489,744       1,247,365
  - Diluted                           4,489,744       1,247,365

NET LOSS
  PER COMMON SHARE
  - Basic                                  (.31)          (1.62)
                                     ----------      ----------
  - Diluted                         $      (.31)    $     (1.62)
                                     ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                        EAGLE BUILDING TECHNOLOGIES, INC.
                 AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                       Three Months Ended
                                     March 31,       March 31,
                                       2001            2000
                                    ----------      ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                         $(1,402,453)    $(2,026,947)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization                      110,655             -
     Stock issued for services
       and interest                    580,212             -
     Depreciation                       22,247             -
     Interest expense from
      beneficial conversion
      features on debt                     -           850,000
  Changes in operating assets
   and liabilities:
     Advances                           35,514             -
     Accounts receivable                52,725             -
     Inventories                       (99,147)            -
     Prepaid expenses                   (5,200)            -
     Deposits                          729,232             -
     Accounts payable and
       accrued expenses             (2,311,745)        (96,665)
     Note payable - Lone Wolf              -         1,000,000
             NET CASH USED IN       ----------      ----------

    OPERATING ACTIVITIES            (2,287,960)       (273,612)
                                    ----------      ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Decrease in other assets             100,000             -
  Investment in subsidiaries
    (net of cash acquired)             (34,000)       (484,863)
  Investment in license rights             -            (5,000)
  Purchase of property, plant
   and equipment                      (246,906)       (762,900)
   NET CASH USED IN                 ----------      ----------

     INVESTING ACTIVITIES             (180,906)     (1,252,763)
                                    ----------      ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Cash overdraft                          (439)            -
  Net advances from officer             11,500         634,826
  Net proceeds on notes payable        216,912         850,000
  Proceeds from issuance of stock    2,375,000          22,500
  NET CASH PROVIDED BY              ----------      ----------

    FINANCING ACTIVITIES             2,602,973       1,507,326
                                    ----------      ----------

NET INCREASE (DECREASE) IN CASH        134,107         (19,049)
CASH AT BEGINNING OF PERIOD                -            20,326
                                    ----------      ----------

CASH AT END OF PERIOD              $   134,107     $     1,277
                                    ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                      EAGLE CAPITAL INTERNATIIONAL, INC.
                    AMENDED NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001




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

          Amended March 31, 2001 Balance Sheet and Statements of
          Operations for the Three Months Then Ended
          ------------------------------------------------------

          The accompanying financial statements have been amended from the original filing for adjustments made as reflected below. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions. The following represents the accounts adjusted which changed the net loss reported:

                                                    Three Months Ended
                                                        March 31, 2001
                                                   Amended        Prior        Change
                                                 ---------      ---------    ----------

          Revenues                              $  611,144     $4,098,661   $(3,487,517)
          Cost of sales                            484,944      1,682,444     1,197,500
          Selling, general and
           administrative expenses               1,506,264      1,327,100      (179,164)
          Interest expense                          22,389          3,902       (18,487)
                                                 ---------      ---------    ----------

          Increase in net loss                                               (2,487,668)
          Net income as originally reported                                   1,085,215
                                                                             ----------
          Net loss as amended                                               $(1,402,453)
                                                                             ==========


          Revenues - During the quarter ended March 31, 2001, the Company originally recorded sales of $3,446,553 from its India subsidiary and now is amending the financial statements for the three months ended March 31, 2001 to remove the incorrectly reported revenue.

                      EAGLE CAPITAL INTERNATIIONAL, INC.
                    AMENDED NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 2001



NOTE 1 -  BASIS OF PRESENTATION (Cont'd)
          ------------------------------

          Selling, General and Administrative Expense - Amended to remove commissions originally recorded for non-existent sales from the Company's India subsidiary.

          The following represents the balance sheet accounts adjusted on the amended March 31, 2001 balance sheet:



                                                      Amended            Prior         Change
                                                   -----------        ----------   ----------

          Cash                                    $    134,107       $ 2,333,747  $(2,199,640)
          Accounts receivable                          506,690           547,654      (40,964)
          Other advances                               200,718           239,218      (38,500)
          Receivable from officer                      676,771          (395,979)   1,072,750
          Investment in joint venture                  617,119           583,119       34,000
          Property and equipment                     3,399,470         2,975,971      423,499
          Accounts payable and accrued expenses     (1,202,000)         (503,348)    (698,652)
          Other short term notes payable            (5,670,710)       (1,536,924)  (4,133,786)
          Redeemable Common Stock                   (1,168,748)              -0-   (1,168,748)
          Common stock and additional
                 paid-in capital                   (21,407,144)      (19,170,932)  (2,236,212)
          Accumulated deficit                       15,651,926         8,790,673    6,861,253
          Convertible note/equity instrument               -0-        (2,125,000)   2,125,000
                                                   -----------       -----------   ----------
                                                                                  $       -0-
                                                                                   ==========



NOTE 2 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2000 through March 31, 2001:


                                                                  Additional
                                                 Common             Paid In
                                            Shares     Amount       Capital
                                        ---------   ---------    -----------

          Balance - Jan. 1, 2001        4,034,243   $ 4,034      $17,697,898
          Common stock sold for cash      558,335       558        2,374,442
          Issuance of Common Stock
            for services and interest     102,667       103          580,109
          Note payable conversion         250,000       250          749,750
                                        ---------   -------      -----------

          Balance  - March 31, 2001     4,945,245   $ 4,945      $21,402,199
                                        =========   =======      ===========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At March 31, 2001, the Company had total assets of $15,380,151, as compared to total assets of $15,193,432 at December 31, 2000; and total liabilities[1] of $8,456,185 at March 31, 2001, as compared to total liabilities of $10,572,225 at December 31, 2000; and stockholders' equity at March 31, 2001 of $5,755,218, as compared to $3,452,459 at December 31, 2000.

Liquidity and Capital Resources

     As of March 31, 2001, the Company's cash totaled $134,107 as compared to a cash overdraft of $439 at December 31, 2000. Net cash used in operations was $2,287,960 for the quarter ended March 31, 2001, compared to $273,612 in the same quarter ended March 31, 2000.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the three months ended March 31, 2001 were $611,144 compared with sales of $-0- in the quarter ended March 31, 2000.
The Company recorded a net loss of $1,402,453 for the quarter ended March 31, 2001, compared to a net loss of $2,026,947 for the quarter ended March 31, 2000.

FORWARD LOOKING STATEMENTS

     Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements


---------------------

[1] As a result of the Company's investigation in connection with the restatement of its 2000 and 2001 financials, the Company believes that there may be third parties to whom Anthony D'Amato, the Company's former Chairman and CEO, has obligated, or made representations purporting to obligate, the Company, or to issue equity in the Company without the knowledge or authorization of the Company,'s Board of Directors. The Company will continue to investigate and determine the validity of any such third party claims on a case by case basis. At the time of this filing, the Company cannot determine the financial impact, if any to the Company as a result of Mr. D'Amato's actions.

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

          (b)(i) On or about January 9, 2001, the Company filed a Report on Form 8-K/A amending the Forms 8-K filed on or about November 30, 2000 and December 4, 2000.

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

                              EAGLE BUILDING TECHNOLOGIES, INC.



August 7, 2002             By:/S/Dan Curlee
                              -------------------------------
                              Dan Curlee, President and CEO




           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc.. for the period ended March 31, 2001, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc.
hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(a)  such quarterly Report on Form 10-QSB for the period ended
     March 31, 2001, fully complies with the requirements of
     section 13(a) or 15(d) of the Securities Exchange Act of 1934;
     and

(b) the information contained in such quarterly Report on Form 10-QSB for the period ended March 31, 2001, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                              EAGLE BUILDING TECHNOLOGIES, INC.


Dated: August 7, 2002      By:/s/Dan Curlee
                              ------------------------------------
                              Dan Curlee, President and CEO


Dated: August 7, 2002      By:/s/Don Pollock
                              ------------------------------------
                              Don Pollock, Treasurer