Form 10QSB/A
period 2001-06-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                          FORM 10-QSB/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2001
                                        ---------------


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

              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 5,965,987 shares of Common Stock, $.001 par value, issued and outstanding at June 30, 2001.

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

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security-Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

               EAGLE BUILDING TECHNOLOGIES, INC.

This Form 10-QSB for the period ended June 30, 2001, has been amended from the original filing of August 13, 2001. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions.

                 PART I - FINANCIAL INFORMATION


Item I.  Amended Financial Statements
         ----------------------------

               EAGLE BUILDING TECHNOLOGIES, INC.
         AMENDED CONDENSED CONSOLIDATED BALANCE SHEETS

                     ASSETS

                                        June 30,     December 31,
                                         2001            2000
                                    ------------    -------------
                                     (Unaudited)
CURRENT ASSETS:
  Cash                              $  2,755,895    $        -
  Receivable from officer              1,783,643         688,271
  Investments                          1,319,056             -
  Accounts Receivable                    891,135         559,415
  Other Advances                         219,684         236,232
  Inventories                          1,178,342       1,348,518
  Prepaid expenses                       482,861             -
                                    ------------    ------------
      TOTAL CURRENT ASSETS             8,630,616       2,832,436
                                    ------------    ------------

PROPERTY AND EQUIPMENT, net            3,161,480       3,174,811
                                    ------------    ------------
OTHER ASSETS -
  Deposits                                 5,200         120,146
  Goodwill, net                        2,984,234       3,063,170
  Investment in unconsolidated
   subsidiaries                          663,344         583,119
  License rights, net                  5,277,250       5,419,750
                                    ------------    ------------
      TOTAL OTHER ASSETS               8,930,028       9,186,185
                                    ------------    ------------
             TOTAL ASSETS           $ 20,722,124    $ 15,193,432
                                    ============    ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Cash overdraft                     $        -      $        439
 Accounts payable and
   accrued expenses                    1,313,092       3,513,745
 Notes payable                         5,379,510       7,007,266
 Deposits                                427,656             -
                                    ------------    ------------
    TOTAL CURRENT LIABILITIES          7,120,258      10,521,450
                                    ------------    ------------

LONG TERM LIABILITIES                  4,900,105          50,775
                                    ------------    ------------
REDEEMABLE COMMON STOCK, 155,834
 shares issued and outstanding         1,168,748       1,168,748
                                    ------------    ------------

SHAREHOLDERS' EQUITY:
 Common Stock, $.001 par value
  11,666,666 shares authorized
 5,965,987 and 4,034,243 shares
  issued and outstanding at June 30,
  2001 and December 31, 2000               5,966           4,034
 Additional paid in capital           24,192,099      17,697,898
 Accumulated deficit                 (16,665,052)    (14,249,473)
                                    ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY         7,533,013       3,452,459
                                    ------------    ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY         $ 20,722,124    $ 15,193,432
                                    ============    ============


See accompanying notes to condensed
consolidated financial statements.

                  EAGLE BUILDING TECHNOLOGIES, INC.
                  AMENDED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                        Three Months Ended               Six Months Ended
                                      June 30,        June 30,       June 30,        June 30,
                                    -----------     -----------    -----------     -----------

SALES                               $ 1,805,267     $       -      $ 2,416,411     $       -

COSTS OF SALES                        1,222,636             -        1,707,580             -
                                    -----------     -----------    -----------     -----------
GROSS PROFIT                            582,631             -          708,831             -

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             1,877,267       2,530,243      3,383,531       3,707,190
                                    -----------     -----------    -----------     -----------

LOSS FROM OPERATIONS                 (1,294,636)     (2,530,243)    (2,674,700)     (3,707,190)

OTHER INCOME (EXPENSES):
 Investment income                      318,500             -          318,500             -
 Interest expense                       (36,990)            -          (59,379)       (850,000)
                                    -----------     -----------    -----------     -----------
LOSS BEFORE INCOME TAXES             (1,013,126)     (2,530,243)    (2,415,579)     (4,557,190)

PROVISION FOR INCOME TAXES                  -               -              -               -
                                    -----------     -----------    -----------     -----------
NET LOSS                            $(1,013,126)    $(2,530,243)   $(2,415,579)    $(4,557,190)
                                    ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                            5,455,616        1,460,855      5,000,115       1,347,449
  - Diluted                          5,455,616        1,460,855      5,000,115       1,347,449

NET LOSS PER COMMON SHARE
  - Basic                           $     (.19)     $     (1.73)   $      (.48)    $     (3.38)
                                    -----------     -----------    -----------     -----------
  - Diluted                         $     (.19)     $    (1.73)     $     (.48)    $     (3.38)
                                    ===========     ===========    ===========     ===========






See accompanying notes to condensed consolidated financial statements.

                  EAGLE BUILDING TECHNOLOGIES, INC.
            AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                              Six Months Ended
                                           June 30,        June 30,
                                            2001            2000
                                        -----------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                              $(2,415,579)    $(4,557,190)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization                           221,436         165,430
     Stock issued for services
       and interest                       1,706,920         220,750
     Depreciation                            44,278             -
     Reinvested investment income          (318,500)            -
     Impairment of goodwill                     -         1,714,387
     Interest expense from beneficial
      conversion feature on debt                -           850,000
  Changes in operating assets
   and liabilities:
     Advances                                16,548         (60,778)
     Accounts receivable                   (331,720)            -
     Inventories                            170,176             -
     Prepaid expenses                      (482,861)            -
     Deposits                               542,602             -
     Accounts payable and
       accrued expenses                  (2,099,168)        932,360
                                        -----------     -----------
   NET CASH OPERATING ACTIVITIES         (2,945,868)       (735,041)
                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries
    (net of cash acquired)                  (80,225)       (477,913)
  Investment in license rights                  -            (5,000)
  Increase in investments                (1,000,556)            -
  Purchase of property, plant
   and equipment                            (30,947)       (869,012)
                                        -----------     -----------
   NET CASH USED IN
    INVESTING ACTIVITIES                 (1,111,728)     (1,351,925)
                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                               (439)            -
  Net advances from officer              (1,095,372)        569,002
  Proceeds from notes payable             5,034,303       1,430,000
  Purchase of treasury stock                (50,000)            -
  Proceeds from issuance of stock         2,924,999          72,500
                                        -----------     -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  6,813,491       2,071,502
                                        -----------     -----------

NET INCREASE (DECREASE ) IN CASH          2,755,895         (15,464)

CASH AT BEGINNING OF PERIOD                     -            20,326
                                        -----------     -----------
CASH AT END OF PERIOD                   $ 2,755,895     $     4,862
                                        ===========     ===========


                  EAGLE BUILDING TECHNOLOGIES, INC.
       AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Unaudited)


                                              Six Months Ended
                                           June 30,        June 30,
                                            2001            2000
                                        -----------     -----------

CASH PAID DURING PERIOD FOR INTEREST    $    40,892     $      -


SUPPLEMENTAL DISCLOSURE:

During the six months ended June 30, 2001, the Company issued stock at the following values:

     Note payable conversions                $ 1,812,729
     Settlement of accrued expense               101,485
     Consulting and interest expense           1,706,920










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

          Amended June 30, 2001 Balance Sheet and Statements of
          Operations for the Three and Six Months Then Ended
          -----------------------------------------------------

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

                            Three Months Ended                           Six Months Ended
                               June 30, 2001                              June 30, 2001
                           Amended        Prior        Change         Amended        Prior        Change
                          ----------     ---------   ------------    -----------   ----------   ------------

Revenues                  $1,805,267    $5,290,120   $(3,484,853)    $2,416,411    $9,388,781   $(6,972,370)
Cost of Sales              1,222,636     2,707,485     1,484,849      1,707,580     4,389,929     2,682,349
Selling, general and
 administrative expenses   1,877,266     1,218,887      (658,379)     3,383,531     2,545,992      (837,539)
Interest expense             (36,990)      (36,990)         -            59,379        40,892       (18,487)
                          ----------     ---------   -----------    -----------    ----------   -----------

Increase in net loss                                  (2,658,384)                                (5,146,047)
Net income as originally reported                      1,645,258                                  2,730,468
                                                     -----------                                -----------
Net loss as amended                                  $(1,013,126)                               $(2,415,579)
                                                     ===========                                ===========

                    EAGLE BUILDING TECHNOLOGIES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001


NOTE 1 -  BASIS OF PRESENTATION (Cont'd)
          ---------------------

          The following represents the balance sheet accounts adjusted on the amended June 30, 2001 balance sheet:

                                      Amended         Prior          Change
                                   ------------    -----------    -----------

Cash                               $  2,755,895    $ 6,031,255    $(3,275,360)
Receivable (payable) to Officer       1,783,643       (139,107)     1,922,750
Accounts receivable                     891,135        932,099        (40,964)
Other advances                          219,684        668,894       (449,210)
Property and equipment                3,161,480      2,737,980        423,500
Deposits                                  5,200         47,700        (42,500)
Investment in unconsolidated
  subsidiaries                          663,344        583,119         80,225
Redeemable common stock              (1,168,748)         -0-       (1,168,748)
Accounts payable and accrued
  expenses                           (1,313,092)      (604,265)      (708,827)
Notes payable                        (5,379,510)      (548,418)    (4,831,092)
Common stock and additional
  paid-in capital                   (24,198,065)   (22,850,147)    (1,347,918)
Foreign currency translation
  adjustment                            -0-             81,489        (81,489)
Accumulated deficit                  16,665,052      7,145,420      9,519,632
                                                                                                                 $       -0-


NOTE 2 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2001 through June 30, 2001:

                                                             Additional
                                             Common            Paid In
                                       Shares     Amount       Capital
                                     ---------   --------    -----------
Balance - Jan. 1, 2001               4,034,243   $  4,034    $17,697,898
Common stock sold for cash           1,016,668      1,017      2,923,982
Issuance of Common Stock
  for services and interest            266,001        266      1,706,654
Note payable conversions               604,243        604      1,812,125
Cancellation of treasury
  shares                                (6,667)        (7)       (49,993)
Settlement of prior
  accrued expense                       51,499         52        101,433
                                     ---------   --------    -----------
Balance  - June 30, 2001             5,965,987   $  5,966    $24,192,099
                                     =========   ========    ===========

                    EAGLE BUILDING TECHNOLOGIES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001



NOTE 3 -  RECLASSIFICATION
          ----------------

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

Financial Condition

     At June 30, 2001, the Company had total assets of $20,722,124, as compared to total assets of $15,193,432 at December 31, 2000; current liabilities[1] of $7,120,258 at June 30, 2001, as compared to current liabilities of $10,521,450 at December 31, 2000; and stockholders' equity at June 30, 2001 of $7,533,013, as compared to $3,452,459 at December 31, 2000. The increase in stockholders' equity was primarily due to sales of the Company's common stock.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's cash totaled $2,755,895 as compared to a net cash overdraft of $439 at December 31, 2000. Net cash used in operations was $2,945,868 compared to $735,041 in the same six month period of 2000. The Company required additional financing to fund the acquisition of Master Door, an Italian door and hardware manufacturer. This funding came from $5 million in loans to the Company from a group of accredited investors led by Mr. Meyer Berman. The notes are convertible into the Company's restricted common stock at $10 per share. It is anticipated that product development expenditures will be significantly increased during the third quarter of 2001.

     The Company's liquidity will decrease in the third quarter of 2001 should the purchase of Master srl be finalized. In addition to the Master srl closing, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the three and six months ended June 30, 2001 were $1,805,267 and $2,416,411 compared with sales of $0 in the same


-----------------------

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

periods of 2000. The Company experienced a net loss of $1,013,126 for the quarter ended June 30, 2001, and a net loss of $2,415,579 for the six months ended June 30, 2001 compared to a net loss of $2,530,243 and $4,557,190 for the same periods of 2000.

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

                              EAGLE BUILDING TECHNOLOGIES, INC.


 August 7, 2002               By: /s/Dan Curlee
                                 --------------------------------
                                  Dan Curlee, President and CEO



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

  In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc.. for the period ended June 30, 2001, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc.
hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(a) such quarterly Report on Form 10-QSB for the period ended June 30, 2001, fully complies with the requirements of section
       13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) the information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2001, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                           EAGLE BUILDING TECHNOLOGIES, INC.


Dated: August 7, 2002      By: /s/Dan Curlee
                              ----------------------------------
                              Dan Curlee, President and CEO


Dated: August 7, 2002      By: /s/Dan Curlee
                              ----------------------------------
                              Don Pollock, Treasurer