Form 10QSB/A
period 2001-09-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

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


    20283 State Road 7, Suite 213, Boca Raton, Florida 33498
    --------------------------------------------------------
           (Address of principal executive offices)


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

              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 6,540,882 shares of Common Stock, $.001 par value, issued and outstanding at September 30, 2001.

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

  Item 3.     Defaults Upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security-Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                EAGLE BUILDING TECHNOLOGIES, INC.

This Form 10-QSB for the period ended September 30, 2001, has been amended from the original filing of November 20, 2001. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs, and cash associated with operations conducted by the Company's wholly-owned subsidiary in India, and concerning certain loans and stock transactions.



                PART I - FINANCIAL INFORMATION


Item I.  Amended Financial Statements
         ----------------------------

            EAGLE BUILDING TECHNOLOGIES, INC.
         AMENDED CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                    September 30,   December 31,
                                        2001           2000
                                    -------------   ------------
                                     (Unaudited)
CURRENT ASSETS:
  Cash                              $  3,171,092    $        -
  Receivable from officer              1,665,491         688,271
  Investments                                556             -
  Accounts Receivable                    742,398         559,415
  Other Advances                         625,786         236,232
  Inventories                          1,364,953       1,348,518
  Prepaid expenses                     1,390,502             -
                                    ------------    ------------
      TOTAL CURRENT ASSETS             8,960,778       2,832,436
                                    ------------    ------------

PROPERTY AND EQUIPMENT, net            3,181,309       3,174,811
                                    ------------    ------------

OTHER ASSETS -
  Deposits                                 5,200         120,146
  Goodwill, net                        2,944,767       3,063,170
  Investment in joint venture
   and Master                            770,835         583,119
  License rights, net                  5,205,937       5,419,750
                                    ------------    ------------
      TOTAL OTHER ASSETS               8,926,739       9,186,185
                                    ------------    ------------
             TOTAL ASSETS           $ 21,068,826    $ 15,193,432
                                    ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Cash overdraft                     $        -      $        439
 Accounts payable and
   accrued expenses                    1,484,334       3,513,745
 Notes payable                         5,049,510       7,007,266
 Deposits                                204,725             -
                                    ------------    ------------
    TOTAL CURRENT LIABILITIES          6,738,569      10,521,450
                                    ------------    ------------

LONG TERM LIABILITIES                  5,381,425          50,775
                                    ------------    ------------

REDEEMABLE COMMON STOCK, 155,834
 issued and outstanding                1,168,748       1,168,748
                                    ------------    ------------

SHAREHOLDERS' EQUITY:
 Common Stock, $.001 par value
  11,666,666 shares authorized
 6,540,882 and 4,034,243 shares
  issued and outstanding at
  September 30, 2001 and
  December 31, 2000                        6,541           4,034
 Additional paid in capital           28,054,635      17,697,898
 Accumulated deficit                 (20,281,092)    (14,249,473)
                                    ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY         7,780,084       3,452,459
                                    ------------    ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY         $ 21,068,826    $ 15,193,432
                                    ============    ============


See accompanying notes to condensed
consolidated financial statements.

                  EAGLE BUILDING TECHNOLOGIES, INC.
                   AMENDED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                         Three Months Ended                Nine Months Ended
                                    September 30,   September 30,  September 30,   September 30,
                                        2001            2000            2001            2000
                                    -------------   -------------  -------------   -------------

SALES                               $   501,488     $          -   $ 2,917,899     $         -

COSTS OF SALES                          567,705                -     2,275,285               -
                                    -----------     ------------   -----------     -----------

GROSS PROFIT                            (66,217)               -       642,614               -

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             3,832,354          864,960     7,215,884       2,852,763
                                    -----------     ------------   -----------     -----------
LOSS FROM OPERATIONS                 (3,898,571)        (864,960)   (6,573,270)     (2,852,763)

OTHER INCOME (EXPENSES):
 Litigation settlement                  230,000                -       230,000               -
 Foreign currency exchange gain         173,862                -       173,862               -
 Impairment of goodwill                       -                -             -      (1,714,387)
 Investment and interest income         142,109          (27,828)      460,609         (27,828)
 Interest expense                      (263,440)        (833,656)     (322,820)     (1,683,656)
 Contributions                                -           (1,625)            -          (6,625)
                                    -----------     ------------   -----------     -----------
LOSS BEFORE INCOME TAXES             (3,616,040)      (1,728,069)   (6,031,619)     (6,285,259)

INCOME TAX PROVISION                          -                -             -               -
                                    -----------     ------------   -----------     -----------
NET LOSS                            $(3,616,040)    $ (1,728,069)  $(6,031,619)    $(6,285,259)
                                    ===========     ============   ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - Basic                             6,253,434        1,818,790     5,287,562       1,437,574
  - Diluted                           6,253,434        1,818,790     5,287,562       1,437,574

NET INCOME (LOSS)
  PER COMMON SHARE
  - Basic                           $      (.58)    $       (.18)  $     (1.14)    $     (4.37)
                                    -----------     ------------   -----------     -----------
  - Diluted                         $      (.58)    $       (.18)  $     (1.14)    $     (4.37)
                                    ===========     ============   ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                    EAGLE BUILDING TECHNOLOGIES, INC.
              AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Nine Months Ended
                                        September 30,     September 30,
                                            2001             2000
                                        ------------      ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                               $(6,031,619)     $ (6,285,259)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization                            110,780           259,797
     Stock issued for services
       and interest                        5,087,506           568,467
     Depreciation                             29,817              -
     Litigation settlement                  (230,000)             -
     Impairment of goodwill                      -           1,714,387
     Interest expense from beneficial
      conversion feature on debt                 -           1,650,000
  Changes in operating assets
   and liabilities:
     Advances                               (389,554)         (109,900)
     Accounts receivable                    (182,983)             -
     Inventories                             (16,435)             -
     Prepaid expenses                     (1,390,502)             -
     Deposits                                319,671              -
     Accounts payable and
       accrued expenses                   (1,697,926)          920,074
                                        ------------      ------------
   NET CASH USED IN OPERATING
     ACTIVITIES                           (4,391,245)       (1,282,434)
                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary                  (187,716)             -
  Decrease in intangible assets              221,436            (5,000)
  Increase in investments                       (556)         (485,163)
  Purchase of property, plant
   and equipment                             (36,315)         (951,094)
                                        ------------      ------------
   NET CASH USED IN
     INVESTING ACTIVITIES                     (3,151)       (1,441,257)
                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash overdraft                    (439)             -
  Net advances from (to) officer            (977,220)          507,656
  Proceeds from notes payable              5,390,309         2,190,000
  Purchase of treasury stock                 (50,000)             -
  Proceeds from issuance of stock          3,202,838            72,500
                                        ------------      ------------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                   7,565,488         2,770,156
                                        ------------      ------------



                    EAGLE BUILDING TECHNOLOGIES, INC.
         AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                               (Unaudited)


                                              Nine Months Ended
                                        September 30,     September 30,
                                            2001             2000
                                        ------------      ------------
NET INCREASE IN CASH                       3,171,092            46,465

CASH AT BEGINNING OF PERIOD                      -              20,326
                                        ------------      ------------
CASH AT END OF PERIOD                   $  3,171,092      $     66,791
                                        ============      ============

CASH PAID DURING PERIOD FOR INTEREST    $     65,669      $     33,656


SUPPLEMENTAL DISCLOSURE:

During the nine months ended September 30, 2001, the Company issued stock at the following values:

     Note payable conversions                  $ 2,017,415
     Settlement of accrued expense                 101,485
     Consulting and interest expense             5,087,506



See accompanying notes to condensed consolidated financial statements.

                 EAGLE BUILDING TECHNOLOGIES, INC.
               AMENDED NOTES TO FINANCIAL STATEMENTS
                        September 30, 2001


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

          Amended September 30, 2001 Balance Sheet and Statements
          of Operations for the Three and Nine Months then Ended
          -------------------------------------------------------

          The accompanying financial statements have been amended from the original filing for adjustments made as reflected below. During February 2002, the Company became aware that its former Chairman and Chief Executive Officer had prepared fraudulent documents to misrepresent the revenues, costs and cash associated with operations conducted by the Company's wholly owned subsidiary in India, and concerning certain loans and stock transactions. The following represents the balance sheet accounts adjusted on the amended September 30, 2001 balance sheet.

                                        Amended            Prior         Change
                                     ------------      ------------   ------------
Cash                                 $  3,171,092      $  9,876,877   $ (6,705,785)
Receivable (payable) to Officer         1,665,491          (187,759)     1,853,250
Accounts receivable                       742,398         5,065,604     (4,323,206)
Other advances                            625,786           526,786         99,000
Inventories                             1,364,953         2,826,953     (1,462,000)
Prepaid expenses                        1,390,502         1,775,502       (385,000)
Property and equipment                  3,181,309         7,213,611     (4,032,302)
Deposits                                    5,200           334,200       (329,000)
Goodwill                                2,944,767         5,784,594     (2,839,827)
Investment in joint venture
  and Master                              770,835           672,619         98,216
License rights                          5,205,937         5,215,937        (10,000)
Accounts payable and accrued
  expenses                             (1,484,334)       (7,606,872)     6,122,538
Notes payable                          (5,049,510)       (6,953,198)     1,903,688
Long-term debt                         (5,381,425)       (5,580,425)       199,000
Redeemable common stock                (1,168,748)                -     (1,168,748)
Minority interest                               -          (314,580)       314,580
Common stock and paid-in capital      (28,061,176)      (24,429,833)    (3,631,343)
Accumulated deficit                    20,281,092         5,984,153     14,296,939
                                     ------------      ------------   ------------
                                                                      $        -0-
                                                                      ============

                 EAGLE BUILDING TECHNOLOGIES, INC.
               AMENDED NOTES TO FINANCIAL STATEMENTS
                        September 30, 2001



NOTE 1 -  BASIS OF PRESENTATION (Cont'd)
          ---------------------

          The following represents the adjustments which changed the net loss reported for the three and nine months ended September 30, 2001.

                             Three Months Ended                      Nine Months Ended
                             September 30, 2001                      September 30, 2001
                            Amended        Prior       Change        Amended        Prior        Change
                          ----------    ----------  -----------    ----------   -----------  ------------
Sales                     $  501,488    $6,115,904  $(5,614,416)   $2,917,899   $15,504,685  $(12,586,786)
Cost of Sales                567,705     2,894,697    2,326,992     2,275,285     7,284,626     5,009,341
Selling, general and
 administrative expenses   3,832,354     2,530,083   (1,302,271)    7,215,884     5,075,888    (2,139,996)
Foreign currency
 exchange gain               173,862       257,300      (83,438)      173,862       257,300       (83,438)
Other income                 142,109       140,933        1,176       460,609       459,433         1,176
Interest expense             263,440       158,277     (105,163)      322,820       199,169      (123,651)
                          ----------    ----------  -----------    ----------   -----------  ------------
Increase in net loss                                 (4,777,120)                               (9,923,354)
Net income as originally reported                     1,161,080                                 3,891,735
                                                    -----------                              ------------
Net loss as amended                                 $(3,616,040)                             $ (6,031,619)
                                                    ===========                              ============


NOTE 2 -  STOCKHOLDERS' EQUITY

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2001 through September 30, 2001:

                                                           Additional
                                       Common                 Paid In
                                   Shares     Amount          Capital
                                 ---------   -------     ------------
Balance - Jan. 1, 2001           4,034,243   $ 4,034     $ 17,697,898
Common stock sold for cash       1,065,001     1 065        3,201,773
Issuance of Common Stock
  for services and interest        724,334       724        5,086,782
Note payable conversions           672,472       672        2,016,743
Cancellation of treasury
  shares                            (6,667)       (6)         (49,994)
Settlement of prior
  accrued expense                   51,499        52          101,433
                                 ---------   -------     ------------
Balance - September 30, 2001     6,540,882   $ 6,541     $ 28,054,635
                                 =========   =======     ============

NOTE 3 -  RECLASSIFICATION
          ----------------

          Certain amounts in the Company's December 31, 2000, balance sheet have been reclassified to conform to the September 30, 2001 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At September 30, 2001, the Company had total assets of $21,068,826, as compared to total assets of $15,193,432 at December 31, 2000; current liabilities[1] of $6,738,569 at September 30, 2001, as compared to current liabilities of $10,521,450 at December 31, 2000; and stockholders' equity at September 30, 2001 of $7,780,084, as compared to $3,452,459 at December 31, 2000.

Liquidity and Capital Resources

     As of September 30, 2001, the Company's cash totaled
$3,171,092 as compared to $-0- at December 31, 2000. Net cash used in operations was $4,391,245 compared to $1,282,434 in the same nine month period of 2000.

     The Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the three and nine months ended September 30, 2001 were $501,488 and $2,917,899 compared with sales of $-0- in the same periods of 2000. The Company experienced a net loss of $3,616,040 for the quarter ended September 30, 2001, and a net loss of $6,031,619 for the nine months ended September 30, 2001 compared to net loss of $1,728,069 and $6,285,259 for the same periods of 2000.

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

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable


Item 5.   OTHER INFORMATION
          -----------------

          On August 2, 2001, Eagle Capital International, Ltd. ("Eagle") entered into an agreement with Aquila Ventures Corporation ("Aquila") to form a Joint Venture entity, Aquila Squared Building Corporation (the "Joint Venture"), to develop large scale social housing in Mexico. As part of the Agreement, Aquila agreed to purchase two million dollars ($2,000,000 US) of new equipment from Fleming Manufacturing Co., Inc. ("Fleming"), a wholly-owned subsidiary of Eagle and, further, provide Eagle with a bank guarantee from an acceptable U.S. bank. Aquila was unable to make financial arrangements acceptable to Eagle to guaranty payment of the equipment. As a result of the inability of Aquila to fulfill their obligation under the Agreement, Eagle made a business decision to terminate the Agreement.

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

          During October 2001, the Company entered into an agreement with Salinas Developers Group, Inc. and several local Puerto Rico contractors to construct large scale affordable housing on the southern border of Puerto Rico in Salinas, just east of Ponce. During late October 2001, construction commenced on a residential subdivision to build 208 homes.

          During October 2001, Paul-Emile Desrosiers, Vice
          President of Operations and Governmental Relations, was named President and Chief Executive Officer of the Company.

          During October 2001, Andros Savvides resigned as a director of the Company.

          During October 2001, William Mango resigned as  Chief
          Operating Officer and a director of the Company.


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

                              EAGLE BUILDING TECHNOLOGIES, INC.



August 7, 2002             By:  /s/Dan Curlee
                              -----------------------------------
                              Dan Curlee, President and CEO



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc.. for the period ended September 30, 2001, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(a)  such quarterly Report on Form 10-QSB for the period ended
     September 30, 2001, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
     and

(b) the information contained in such quarterly Report on Form 10-QSB for the period ended September 30, 2001, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.


                           EAGLE BUILDING TECHNOLOGIES, INC.


Dated: August 7, 2002      By: /s/Dan Curlee
                              -----------------------------------
                              Dan Curlee, President and CEO


Dated: August 7, 2002      By: /s/Dan Curlee
                              -----------------------------------
                              Don Pollock, Treasurer