Form 10KSB
period 2001-12-31
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-20
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                         -----------------

                        COMMISSION FILE NO.: 0-26322


                      EAGLE BUILDING TECHNOLOGIES, INC.
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


         225 N.E. Mizner Boulevard, Suite 502, Boca Raton, FL 33432
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                              (561) 672-4800
                        ---------------------------
                        (Issuer's telephone number)

               20283 State Road 7, Suite 213, Boca Raton, 33498
            -----------------------------------------------------
            (Former name, former address, and former Fiscal Year,
                        if changed since last report)

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]     No  [x]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for fiscal year ended December 31, 2001:
$3,402,915.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $2.49 per share as reported in the Pink Sheets LLC on June 30, 2002, was approximately $9,439,316. The shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2002, there were 7,963,980 shares of the Registrant's Common Stock issued and outstanding after giving effect to a one-for-six reverse stock split effective February 5, 2001.

                EAGLE BUILDING TECHNOLOGIES, INC.



                        TABLE OF CONTENTS

                                                         Page
PART I
------

Item 1.  Business......................................... 3

Item 2.  Properties....................................... 10

Item 3.  Legal Proceedings................................ 11

Item 4.  Submission of Matters to a
           Vote of Security Holders....................... 17

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................ 17

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................. 18

Item 7.  Financial Statements and Supplementary Data...... 21

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................... 21

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............. 23

Item 10. Executive Compensation........................... 26

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............... 27

Item 12. Certain Relationships and Related Transactions... 29

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............. 37

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

ITEM 1.   BUSINESS
          --------

General

     Eagle Building Technologies, Inc. (the "Company") is a Nevada corporation in the business of the manufacture and delivery of durable, cost efficient, mortarless wall systems. The Company's products and delivery methodologies provide a competitive advantage where environmental circumstances, infrastructure, a lack of skilled labor and time sensitive delivery needs require special competence and expertise. The mission of the Company is to provide quality housing in circumstances where the existing factors of technology, infrastructure, environment and economics, in any combination, reduce the probability of delivering timely and cost effective human shelter.

     The Company has certain rights to market the Integrated Masonry Systems, Inc. ("IMSI") patented technology and trademarks in China and

Puerto Rico. The Company is currently negotiating with IMSI for licenses in other countries. While the IMSI technology will be the preferred source of wall technology, the Company may utilize other technologies where project demands necessitate. Royalty payments by the Company to IMSI are based upon the aggregate dollar amount of gross revenues generated from the use of the IMSI technology. Because of the recent disclosure by the former CEO of the Company that certain revenues were overstated, IMSI received royalty payments based upon the fictitious revenues. The Company expects to receive credits toward licenses for other countries. While no formal agreement has been reached between the Company and IMSI, the Company is attempting to negotiate a settlement relative to licenses that Eagle wants to secure, applying the overpayments to past and future royalties which may be due IMSI. (See Legal Proceedings - Threatened Litigation).

Product Lines

Mortarless Wall Systems

     The IMSI Wall System features insulated reinforced masonry that is dry-stacked. IMSI blocks have cavities in which insulation is embedded to provide thermal stability without sacrificing structural integrity. Mortarless wall systems do not require mortar between the individual blocks but rather use a system of interlocking materials and an internal reinforcement grid of cement and rebar in combination with a surface-bonding compound composed of cement, chopped fiberglass and other materials to provide a weather resistant, structurally sound and impermeable surface. Other mortarless wall systems available to the Company vary in some degree from the IMSI system with the primary deviation being in the quality of thermal insulation.

     The advantages of the mortarless wall systems delivered by the Company are:

      *   Cost competitive
      *   Airtight
      *   Engineered for seismic conditions
      *   Engineered for hurricane conditions
      *   Low maintenance costs
      *   Environmentally friendly
      *   Quick installation
      * Ease of installation; semiskilled workers can be quickly and easily trained
      * Flexibility of use; commercial, industrial, residential, institutional, and governmental construction

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

     The Company's business model is based on more than the technology of mortarless wall systems. Eagle's delivery system using mobile production equipment and on-site assembly line methods adds a significant competitive dimension to our offering. The Company's business model is very flexible, providing for revenue and profit opportunities at multiple levels in the delivery process from the manufacture of building materials through engineering, technology transfer, and the construction and delivery of housing units to end users.

     The Company is developing established and emerging global markets by utilizing its own comparative strengths in concert with those of its technology partner, IMSI, and those of other selected strategic partners. Current strategic relationships have been established in China and Puerto Rico. Any such strategic joint ventures and license arrangements that involve the marketing and manufacturing of the IMSI Block System with any other IMSI licensee may be subject to the crossover sales provision of the IMSI licensing agreements.

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

     The two prime major market areas where the Company has established operations are China and Puerto Rico. In each operation, the Company has a controlling interest.

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

     On that basis, and in the face of ongoing critical shortages of quality housing, The Building Materials Bureau of Mi Yun has joint ventured with the Company's subsidiary, Great Wall New Building Systems ("Great Wall") to promote the establishment of the wall system as a standard construction method for China's housing market. The Company is current with all joint venture obligations. Great Wall is fully operational and has orders for conventional concrete block.
Additionally, Great Wall has been asked by the joint venture partner to participate in specific new villa construction projects. Demand for cement block products in China substantially exceeds supply. However, in order for Eagle to fully realize the potential of Great Wall as a contributor to Eagle's growth, Great Wall will require approximately $600,000 of new capital to expand production capabilities to meet demand.

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

     In February 2002, the former CEO of the Company reported that all of the revenues attributed to the Company's operations in India were falsified necessitating the restatement of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as well as the Reports on Form 10-QSB for the periods ended March 31, June 30, and September 30, 2000 and 2001. Currently, there are no operations in India. Eagle intends to dispose of all assets located in India and conclude the Company's relationship with JTCPL. The Company anticipates that the disposal of remaining assets in India should generate funds sufficient to pay any outstanding liabilities in India.

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

Eagle-Fuller International, Inc.

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

Bullhide Corporation

     In March 2000, Eagle purchased a 44% interest in Bullhide Corporation ("Bullhide"), a publicly traded Florida corporation (OTCBB:
BULH). Bullhide owns the patent for the manufacture of a proprietary polyurethane material inclusive of a designed methodology for application of the material which is used as a coating sealant. Bullhide manufactures two basic products marketed under the trademark Bullhide[R]. During the first quarter of 2002, Bullhide ceased operations.

Fleming Manufacturing Company

     As of October 2000, the Company acquired all of the issued and outstanding securities of Fleming Manufacturing Company, Inc. ("Fleming Manufacturing"), a Missouri corporation located in Cuba, Missouri, from William M. Fleming ("Fleming") for an aggregate purchase price of $3,875,000. The Company is financing the acquisition via a Note and purchase money security interest in favor of Fleming. The Company has negotiated a restructure of the Fleming Note and is current concerning same.

     Fleming Manufacturing has been in business for almost 60 years. It is the leader in the manufacture of mobile block equipment and related products to the concrete products industry. Fleming Manufacturing makes a mobile block plant for the production of mortarless block and pavers on site. The Company is a major customer of Fleming Manufacturing. Eagle has become more active in the day-to-day operations of Fleming Manufacturing.

  Eagle Italia srl

     In October 2001, the Company organized under the corporate laws of Italy, Eagle Italia srl, a wholly-owned subsidiary of the Company for the sole purpose of acquiring all of the issued and outstanding shares of Master srl, an Italian corporation and leading manufacturer of security doors marketed under the name Master Door that are bullet-proof, fire-explosion resistant, and contain special locks. The Company agreed to purchase Master srl for approximately $7,191,000 U.S., payable in installments. The Company paid $2,500,000 U.S. toward the purchase, but the Company was unable to raise capital sufficient to complete the purchase. Rather than lose its substantial investment, Eagle was able to arrange for an extension of the closing date to September 2002, and assigned the acquisition rights to Don Pollock, an executive officer and Director of the Company, in consideration of Mr. Pollock completing the acquisition of Master srl. The transaction is scheduled to close on or before September 2002. Upon the closing of the transaction, the Company will either sell its interest in Eagle Italia srl to the purchaser, or the Company will retain an interest and receive further cash and product discount considerations.

  Eagle Building Technologies of Puerto Rico, Inc.

     Eagle Building Technologies of Puerto Rico, Inc. ("EPR") is a wholly-owned subsidiary of the Company organized and existing under the laws of the Commonwealth of Puerto Rico in January 2002, for the purpose of producing the components of high quality advanced mortarless wall systems and delivering on site erection of the wall systems. EPR is currently producing wall components under license from IMSI at a five (5) acre facility located in Salinas, Puerto Rico. The entire production of this facility will be dedicated to facilitating the Law 124[1] development in Salinas that is contiguous to the production facility, and other Company related construction projects currently in the planning stages.

  Salinas Developers Group, Inc.

     Salinas Developers Group, Inc. ("SDI"), is a Puerto Rican corporation of which seventy-five percent (75%) is owned by the Company. The Company agreed to purchase its seventy-five percent (75%) stock position from existing shareholders in 2001 and finished paying for its shares in the first quarter of 2002.

     SDI is authorized to build 189 Law 124 homes on real property it owns in Salinas, Puerto Rico, and has plans to build approximately 200 more homes on property contiguous to, or near, the SDI site. These homes will sell for approximately $70,000 each. SDI is currently negotiating construction and permanent take-out financing with Doral Bank in Puerto Rico. SDI has contracted with American Builders, a well respected large builder in Puerto Rico, to be the General Contractor for the project and the Company anticipates that American Builders will be its general contractor for subsequent projects.

     The Company has identified several projects in addition to the one at Salinas and the Company has strong expressions of interest from Doral Bank to provide the required financing for those projects. The demand for durable, cost efficient, low and moderate income housing in Puerto Rico is very high and the government of Puerto Rico is committed to increasing the supply of such housing with a goal of 60,000 units over the next three years. Eagle, through its Puerto Rican subsidiary, Eagle Building Technologies of Puerto Rico, Inc., intends to be involved in the delivery of 5,000 to 10,000 of those units.

Employees

     As of December 31, 2001, the Company, inclusive of subsidiaries and joint ventures, had a total of 65 employees broken down as follows: 13 employees at the corporate headquarters, 2 employees for the China subsidiary,, and 50 employees for Fleming Manufacturing Corp.


-------------------

[1] Law 124 is a Puerto Rican housing program that subsidizes the down payment and financing of homes for low and moderate income families. Salinas is currently negotiating construction and permanent take-out financing with Doral Bank in Puerto Rico. SDI has contracted with American Builders, a well respected large builder in Puerto Rico, to be the General Contractor for the project and the Company anticipates that American Builders will be its general contractor for subsequent projects.

Competition

     The Company believes that IMSI Wall System is one of the best mortarless wall systems considering the system's combination of qualities. However, the Company is aware of other construction technology which will withstand environments prone to natural disasters and extreme weather conditions that commonly occur in the countries in which the Company has operations. The major difference between the IMSI Wall System and similar wall systems is the insulation factor. With the enormous demand for new construction technologies from developing countries, the Company is focusing on using the mortarless wall systems that best meet the requirements for each project. However, with the Company's addition of alternative mortarless wall systems which systems include mobile production capability and assembly line like delivery of block on site, the Company believes it is extending it's reach in the markets in which the Company operates.

Government Regulation

     In 2000, the United States Congress passed a bill which granted PRC permanent Most Favored trade status. This will allow the local economy of China to expand more rapidly and enable the Company to reach a wider target audience with the IMSI patented block system. The PRC joined the World Trade Organization during 2001. The Company is not aware of any other foreign or domestic regulations or policies that would impact the Company's operations.

ITEM 2.   PROPERTIES
          ----------

     The Company currently manufactures products at two (2) facilities, leases two (2) separate facilities for administrative and manufacturing purposes, and utilizes one (1) office maintained by joint venture partners at no cost, as follows:

     Boca Raton, Florida - The Company maintains its principal administrative offices via a sublease from M.A. Berman Company. M.A. Berman Company is owned and controlled by Meyer A. Berman, the Company's Chairman and largest shareholder. The sublease is based upon an oral month-to-month understanding whereby the Company pays M.A. Berman Company $20,000 per month for the space, telephone and internet connections, office equipment, and the services of four (4) M.A. Berman Company staff members for administrative support

     Salinas, Puerto Rico - Salinas Developers Group, Inc. owns twenty
(20) acres of developmental real property in Salinas, Puerto Rico. The twenty (20) acres is subject to a note and purchase money mortgage in the amount of $481,000. The note has matured and the Company is currently in negotiations to extend the maturity date. Additionally, the twenty
(20) acres is subject to liens filed by general contractors for services rendered in connection with improvements to the real property.

     Salinas, Puerto Rico - Eagle Building Technologies of Puerto Rico, Inc. owns five (5) acres of real property in Salinas, Puerto Rico. The real property is free and clear of all liens and encumbrances. The property is improved and suitable to house EPR's administrative offices and production facilities.

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

     Mi Yun, China - The Company's wholly-owned subsidiary, Great Wall New Building Systems, maintains administrative offices in a facility provided by the Company's Chinese joint venture partner, Building Materials Bureau of Mi Yun (a government controlled entity) at no expense to the subsidiary. The offices are well maintained and suitable for current operations.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     From time to time, the Company may be involved in litigation that arises in the normal course of business operations.

Securities and Exchange Commission

     SEC v. Eagle Building Technologies, Inc. and Anthony D'Amato (Civil
     ------------------------------------------------------------
Action No. 1:02CV397ESH D.D.C.) The SEC and the Company agreed to settle the lawsuit in May 2002. The Court signed the settlement papers on or about May 30, 2002, entering a permanent injunction against the Company for any future violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13, and 13b2-1. The Company made no admission or denial of liability in connection with the settlement.

Class Actions

     Kelso Capital et al. v. Eagle Building Technologies, Inc., Anthony
     ------------------------------------------------------------------
D'Amato, Paul-Emile Desrosiers and Tanner + Co. (Southern District of
-----------------------------------------------
Nevada, Civil Case No. CV-S-02-0367-PMP-PAL, filed March 15, 2002)


     Alan Davidson and Victor Kashner v. Eagle Building Technologies,
     ----------------------------------------------------------------
Inc. (United States District Court, Southern District of Florida, Case
----
No. 02-80323-CIV-RYSKAMP, filed March 26, 2002)


     Marc Newman, Kenneth Wait, Dr. Anthony Roberts and Dana Davis, et
     -----------------------------------------------------------------
al. v. Eagle Building Technologies, Inc., Anthony D'Amato, Dr. Ralph
--------------------------------------------------------------------
Thomson, Andros Savvides, Wilfred G. Mango, Jr., Donald Pollock, Robert
-----------------------------------------------------------------------
Kornahrens, Charles A. Gargano, Samuel Gejedson, Meyer A. Berman and
--------------------------------------------------------------------
Tanner + Co. (United States District Court, Souther District of Florida,
------------
Case No. 02-80294-CIV-RYSKAMP, filed April 5, 2002)


     Inglewood Holdings, Ltd. V. Eagle Building Technologies, Inc., and
     ------------------------------------------------------------------
Anthony D'Amato (United States District Court, Southern District of
---------------
Florida, Case No. 02-80340-CIV-MIDDLEBROOKS, filed April 16, 2002)


     David D. Pain v. Eagle Building Technologies, Inc. and Anthony
     --------------------------------------------------------------
D'Amato (United States District Court, Southern District of Florida, Case
-------
No. 02-80372-CIV-HURLEY, filed April 24, 2002)


     Jeff Gass v. Eagle Building Technologies, Inc., Anthony D'Amato,
     ----------------------------------------------------------------
Paul-Emile Desrosiers and Tanner + Co. (United States District Court,
--------------------------------------
District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)


     Robert Gluck v. Eagle Building Technologies, Inc. et al. (United
     --------------------------------------------------------
States District Court, Southern District of Florida, Case No. 02-CV-80302, filed April 8, 2002[2])


     Guerrilla IRA Partners, L.P. v. Eagle Building Technologies, Inc.
     -----------------------------------------------------------------
and Anthony D'Amato (United States District Court, Southern District of
-------------------
Florida, Case No. 02-CV-80403, filed May 3, 2002)


     All of the above complaints have been filed in the United States District Courts for Florida and Nevada seeking class action certification for alleged securities violations by Eagle pursuant generally to Section 10(b) and 20(a) of the Exchange Act and Sec Rule 10b-5 promulgated thereunder. The complaints generally alleges that Eagle intentionally perpetrated a fraud upon the public by the dissemination of false and misleading information. Various law firms have filed motions to be


---------------------

[2] On or about May 16, 2002, Plaintiff Gluck filed a motion pursuant to U.S.C. Sec. 1407 to consolidate and transfer all of the federal securities litigation matters to the Judicial Panel on Multidistrict Litigation ("MDL Panel"). Due to the transfer order issued by the Clerk of the United States District Court for the District of Nevada, however, Plaintiff Gluck has advised the MDL Panel in writing that he wishes to withdraw his motion. The Company has entered a special appearance in the matter for the purpose of opposing the motion to transfer to the MDL Panel. The Clerk of the MDL Panel issued an Order on June 4, 2002 deeming Plaintiff Bluck's motion moot.

appointed lead counsel and to have their clients appointed as lead plaintiffs. We anticipate that lead plaintiffs' counsel, once appointed, will file a consolidated Complaint. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

Additional Securities Litigation
--------------------------------

     Anthony I. Bentley, James Bruce Whiting and Beverly D. Whiting v.
     -----------------------------------------------------------------
Eagle Building Technologies, Inc.  (Third Judicial District Court, Salt
---------------------------------
Lake City, Utah, Case No. CA 02-0901808). The complaint alleges breach of contract, unjust enrichment and conversion for failure to issue securities to the Plaintiffs.

     Trust #191190MAN(A) v. Eagle Building Technologies, Inc. et al. (US
     ---------------------------------------------------------------
District Court, District of Utah, Central Division, Case No. 02-CV-202CV-0502ST). This is an action brought by a Trust whose agent is Clealon B. Mann. The Trust's sole cause of action is brought under RICO and alleges that Eagle failed to remove the Rule 144 legend from 8,333 shares of Eagle stock, claimed the shares were attached pursuant to a pending lawsuit, and titling shares in the name of Clealon Mann. Plaintiff's claimed damages are the amount of the Eagle shares at the time it would have sold them. However, Plaintiff does not indicate when such a sale would have occurred. As with the McConkie lawsuit, GSTA and Iverna Morgan, GSTA's president, were named as defendants and Eagle has agreed to indemnify them. The Company is defending this action based upon the following grounds: (a) the shares were titled in the name of the trust, and listed Mann only as trustee; (b) the shares were issued without restriction in August 2000; and (c) at least two writs of execution were issued in 2001, both of which specifically attached the Trust's shares and prevented the sale of said shares. The Company has filed an answer to the Complaint denying all allegations.

     Paul-Emile Desrosiers v. Eagle Building Technologies, Inc. (15th
     ----------------------------------------------------------
Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03431 AA). This is an action filed against the Company on April 1, 2002, by the former President and Chief Executive Officer of the Company seeking damages in excess of $15,000 for allegedly owed compensation and reinstatement as an officer and director. The Company filed a motion to dismiss five of the six counts in the complaint; the Court heard oral argument on June 28, 2002. On July 25, 2002, the Court dismissed without prejudice the counts seeking declaratory relief and damages for retaliation, while dismissing with prejudice the counts requesting injunctive relief. The only count remaining at the time of this Report is Desrosiers's claim for Breach of Contract. Discovery is in its preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

     F. Briton McConkie and Stephen R. Fey v. Eagle Capital
     ------------------------------------------------------
International, and General Securities Transfer Agency, Inc. (United
-----------------------------------------------------------
States District Court for the Central Division of Utah, Civil Case No. 2:01-CV0-0950 ST). This is an action brought by Brinton McConkie and
Stephen Fey on the grounds of breach of contract.   The plaintiffs allege
that Eagle wrongfully refused to transfer 200,000 shares, represented by certificates number 432114 and 432119. Plaintiffs have produced affidavits of Doug Dent and Ralph Thompson, former members of the Eagle Board of Directors, in which both men state that the shares were properly issued. The potential damages in this matter would likely be the value of the shares in April 2001, when Plaintiffs initially requested the shares transferred. The Company's asserted defense is that the shares in question were never properly issued and there was a lack or failure of consideration. Discovery has just begun. Additionally, General Securities Transfer Agency ("GSTA"), the agency handling Eagle's stock certificates, was named as a defendant. Eagle has agreed to indemnify GSTA in this matter.

Other Litigation
----------------

     Eagle Capital International, Ltd. v. Lone Wolf Energy, (United
     -----------------------------------------------------
States District Court for the District of Utah, Civil No. 2:00CV988K). This was an action brought by the Company to set aside an agreement and settlement agreement on the grounds of fraud. Lone Wolf also filed suit in Oklahoma, Lone Wolf Energy, Inc. v. Eagle Capital International, LTD., United States District Court for the North District of Oklahoma, Civil No. 00CV1040K (M) seeking to recover from Eagle the balance due on the $1,000,000 note issued by Eagle in connection with the settlement agreement. This action was defended by John F. Fischer of the law firm of Andrews Davis Legg Bixler Milstein & Price (405-272-9241) in Oklahoma City. In the Utah action, Lone Wolf successfully moved to dismiss on the grounds that the action can only be tried in Oklahoma. A judgment was entered against Eagle in the Oklahoma action on August 27, 2001. The judgment was for $850,000, plus interest and damages for late charges in the amount of $156,060.03. However, we were informed that a settlement was reached between the parties in the summer of 2001. Fabian & Clendenin was not provided a copy of the settlement agreement and has no knowledge as to whether the judgment/settlement has been satisfied. On September 14, 2001, the Company entered into a settlement agreement with Lone Wolf Energy wherein the Company paid Lone Wolf $480,000 in cash and 20,000 restricted shares of Eagle common stock.

     Polysolutions Corp. and Bullhide Liner of Broward County, Inc. v.
     -----------------------------------------------------------------
Eagle Capital International, Inc. (14th Judicial Circuit Court  in and for
---------------------------------
Palm Beach County, Florida, Civil Case No. CA-01-9017AB). The complaint was filed on September 4, 2001. On or about April 23, 2002, Plaintiffs sought to amend the complaint to name Anthony D'Amato, Ralph Thomson, Richard Lahey, Andros Savvides, Wilfred Mango, Donald Pollack, Robert

Kornahrens, Charles Gargano, Samuel Gejdenson, Meyer Berman, Howard Ash, and Bruce Mauldin as individual defendants. The Amended Complaint alleges counts for breaches of contract, fraud in the inducement and breach of fiduciary duty. The Company is presently substituting the law firm of Broad & Cassel, located in Fort Lauderdale, Florida, as counsel in this matter.

     Actionable Intelligence Technologies, Inc. v. Eagle Building
     ------------------------------------------------------------
Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County,
------------------
Florida, Civil Case No. CA 02-03197 AB). A complaint was filed on March 12, 2002, by a company based in San Diego, California, arising out of the Company's alleged breach of a contract between the parties, and seeking damages in excess of $15,000. The plaintiff claims that the Company owes more than $820,000.00 for consulting services rendered, and up to $5,000,000.00 for services that were to be performed in the future. On April 30, 2002, the Company filed an answer to the complaint denying liability and asserting several affirmative defenses. Discovery is in its preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

     J.C. Group Corp. and Jose A. Camacho v. Salinas Developers, Inc.,
  -----------------------------------------------------------------
Eagle Building Technologies (Civil No. G-CD2002-0109; Sala 302)
---------------------------
On April 18, 2002, Plaintiffs J.C. Group, Inc. ("J.C. Group") and
Jose A. Camacho ("Camacho") filed a complaint against Salinas Development Group, Inc. ("SDG"), a Puerto Rico corporation controlled by the Company and Eagle Building Technologies, of Puerto Rico, Inc. ("Eagle-PR"), a wholly-owned subsidiary of the Company in the Federal District Court of the Commonwealth of Puerto Rico claiming $1,260,299 plus damages and legal fees. SDG timely filed the Answer to the Complaint and a Counterclaim. SDG alleges in its Counterclaim that Plaintiffs owe $4,110,000 to SDG on account of fund deviation, false and excessive invoicing and damages. Eagle-PR filed a motion for summary judgment based on the fact that it is not liable for the acts of SDG and that Eagle-PR is not the stockholder of SDG. In addition, SDG filed a Third Party Complaint against Camacho for $5,910,000 claiming: 1) poor performance as project manager; 2) fund deviation; 3) false invoicing;
4) purchase of land in his own name with SDG funds; 5) breach of fiduciary duty; 6) interference with SDG's business; and 7) failure to make capital contributions. On June 20, 2002, Plaintiffs filed an Amended Complaint against SDG and Eagle-PR, and increased the amount claimed to $2,872,857.29, including the lost profits of Camacho. As of the date of this filing, because of the complex nature of the matters involved, the outcome of this case cannot be predicted.

     Jennifer Nina v. Eagle Building Technologies, Inc. (15th Judicial
     --------------------------------------------------
Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-4297AE). This complaint was filed April 10, 2002, alleging claims for unlawful termination, retaliation, breach of contract and unpaid wages, and seeking damages in excess of $15,000.00. On or about May 6, 2002, the Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court, by order entered June 26, 2002, granted that motion, dismissing those claims without prejudice.
Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

     Mark Neuman v. Anthony D'Amato, et al. and Eagle Building
     ---------------------------------------------------------
Technologies, Inc. (as a nominal defendant) (15th Judicial Circuit in and
-------------------------------------------
for Palm Beach County, Florida, Case No. CA 02-05560-AG). This complaint was filed on May 9, 2002, as a shareholders derivative action alleging breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. The Plaintiff is seeking damages in excess of $15,000. Broad and Cassel represents the Company and all of the named individuals except Anthony D'Amato. The Company filed a motion to dismiss the complaint on July 3, 2002. The Court has not yet issued a ruling on the motion. No discovery has occurred and no trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

     Julio Cruz, Jr. v Eagle Building Technologies, Inc. ((15th Judicial
     ---------------------------------------------------
Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-005668-AF). This is an action filed on May 15, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. The Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court has not yet ruled on that motion, although Plaintiff's counsel has agreed to entry of an order dismissing these claims without prejudice. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

     Gina Nicoleau v. Eagle Building Technologies, Inc. (15th Judicial
     --------------------------------------------------
Circuit in and for Palm Beach County, Florida, Civil Case No. CA-02-05675-AH). This complaint was filed on June 14, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. Plaintiff's counsel has advised us that he intends to amend the complaint to drop the retaliatory discharge claims. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

Threatened Litigation

     Claims by Cheryl Ray.  Ms. Ray is the surviving spouse of Herbert
     --------------------
Ray, a founding member of IMSI. Upon Herbert's death, Ms. Ray received 2,000,000 IMSI shares. In January 1999, Ms. Ray agreed to exchange her IMSI shares for Eagle Shares. Ms. Ray alleges that in June 2000, Anthony D'Amato, then President and CEO of Eagle, informed her that her original IMSI shares were being cancelled and that there had been insufficient consideration for the 1999 stock exchange. According to Ms. Ray, she then agreed to return all but 500,000 common shares. Ms. Ray now alleges that she was defrauded by Mr. D'Amato and Eagle. In November 2001, she issued a demand letter for $2,500,000, or the value of her original
shares.   In February 2002, Ms. Ray threatened legal action.

     Claims by IMSI.  On July 3, 2002, IMSI, Inc. notified Eagle that its
     --------------
license to use IMSI's patented products in Puerto Rico was being revoked. IMSI warned that any future, unauthorized use by Eagle would be met with legal action.

ITEM 4.   SUBMISSION  OF MATTERS TO A VOTE OF SECURITY  HOLDERS
          -----------------------------------------------------

     On April 25, 2000, proxies were submitted by a majority of the shareholders of Eagle Building Technologies, Inc. approving a change of the Company name to Eagle Building Technologies, Ltd. The name change became effective in the second quarter of 2001.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

     The Company's common stock began trading on the National Association for Securities Dealers, Inc.'s OTC Bulletin Board in the last quarter of 1996, and is currently trading under the symbol "EGBT". Set forth below is the range of high and low bid information for the Company's common stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.


  Fiscal Period                      High Bid       Low Bid
  -------------                      --------       -------
  2000:
  First Quarter.....................  $ 2.43        $  .98
  Second Quarter....................    1.56           .75
  Third Quarter.....................    1.315          .37
  Fourth Quarter....................     .71           .25




  2001:
  First Quarter..................... $ 5.58*        $ 1.68*
  Second Quarter....................   7.29*          2.50*
  Third Quarter.....................   8.59*          3.35*
  Fourth Quarter....................  12.10*          5.25*

  2002:
  First Quarter..................... $12.40         $ 1.38
  Second Quarter
    (through June 30, 2002)......... $ 3.95         $ 2.30


  * Adjusted for a 1-for-6 reverse stock split effected on February 9, 2001.

     As of June 30, 2002, there were approximately 519 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of June 30, 2002.

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

General

     The Company was incorporated in Nevada in 1994 under the name IAC, Inc. In October, 1998, the Company changed its name to Eagle Building Technologies, Inc. During 1998, the Company acquired the assets of IMSI CapFund, Inc. ("CapFund"). CapFund utilized the IMSI[R] Block System which, today, through licensing agreements between the Company and IMSI, is the preferred technology of the Company.

     As of December 31, 2001, the Company controlled and operated subsidiaries including the following consolidated subsidiaries, Great Wall Building Systems, Inc., Fleming Manufacturing Company and Salinas Development Corporation, and interests in the following unconsolidated subsidiaries, Master Door, and Bullhide Corporation (see Business Operations of Subsidiaries and Joint Ventures.)

Financial Condition

      At December 31, 2001, the Company had total assets of $15,876,397 as compared to total assets of $15,193,432 at December 31, 2000; total liabilities[3] of $18,954,253 as compared to $10,572,225 in 2000; total stockholders' equity (deficit) of $(4,246,604) as compared to $3,452,459 in 2000. The decline in stockholders' equity during the year ended December 31, 2001 was the result of operational losses in the year 2001, the impairment of the value of certain tangible and intangible assets due to changes in conditions and assumptions and settlement costs claims and litigation. Impairment losses and settlement costs claims and litigation recorded during the year ended December 31, 2001 were as follows:


   Impairment of goodwill related to the Company's
   investment in Great Wall Building Systems, Inc.       $ 1,696,309

   Impairment of Investment in Unconsolidated
   Subsidiaries:
      Master Door                                          3,581,183
      China Joint Venture                                    622,618

   Impairment of Property and Equipment                      399,600

   Settlement Costs Claims and Litigation                  4,012,427



Liquidity and Capital Resources

     As of December 31, 2001, the Company's cash totaled $174,686 as compared to a net cash overdraft of $439 at December 31, 2000, an increase of $175,125. Net cash used in operations was $6,523,129 compared to $3,036,867 in 2000. During the year 2001 the Company did not generate cash flow sufficient to meet operating requirements. The Company funded this deficiency in 2001 primarily through proceeds from notes payable in the approximate amount of $9,500,000 and cash proceeds from the sale of common stock in the approximate amount of $4,181,000.

     On July 2, 2001, the Company raised $5,340,000 through the issuance of convertible 10% notes payable due July 2, 2004 including $3,340,000 from Mr. Meyer Berman, a Director of the Company. In addition, Mr. Berman made various short-term loans to the Company through-out 2001 which as of December 31, 2001 totaled $1,380,000. The Company is currently in the process of attempting to raise additional funding in order to complete


--------------------------


[3] As a result of the Company's investigation in connection with the restatement of its 2000 and 2001 financials, the Company believes that there may be third parties to whom Anthony D'Amato, the Company's former Chairman and CEO, has obligated, or made representations purporting to obligate, the Company, or to issue equity in the Company without the knowledge or authorization of the Company's Board of Directors. The Company will continue to investigate and determine the validity of any such third party claims on a case by case basis. At the time of this filing, the Company cannot determine the financial impact, if any, to the Company as a result of Mr. D'Amato's actions.

its current project of the development of a housing project in Puerto Rico. It is currently estimated that an additional $6,500,000 in funding will be necessary in order to complete the Puerto Rico project. In addition, the Company will continue to seek out additional financing in order to continue or expand its operations through-out the foreseeable future.

Results of Operations

     REVENUES - Sales for the year ended December 31, 2001, were $3,402,915 compared to sales of $857,347 in 2000. This increase was the result of a full year of sales recognized during 2001 from the purchase in 2000 of the Company's wholly-owned subsidiary, Fleming Manufacturing, Inc as compared to only the final quarter of sales being recognized during the year ended December 31, 2000.

     GROSS PROFIT - Gross profits for the year ended December 31, 2001 were $485,051 compared to gross profit of $292,179 for 2000. The increase in gross profit is due to the reasons enumerated above under the caption "REVENUES".

     DEPRECIATION AND AMORTIZATION - Due to the amortization of certain intangible assets (primarily license rights) which began in 2000 and depreciation of equipment which began in 2001, depreciation and amortization for the year 2001 increased to $569,789 as compared to $380,391 in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $11,251,560 for the year ended December 31, 2001, as compared to $4,640,604 for 2000. The increase in expenses is due to increased start-up costs and expansion of the Company.

     IMPAIRMENT COSTS AND SETTLEMENT COSTS AND LITIGATION - Impairment costs for the year ended December 31, 2001 totaled $6,299,710 as compared to $2,565,750 for 2000. Details related to the 2001 and 2000 impairment losses are as follows:

                                                   2001                2000
                                               ------------       ------------
Impairment of Goodwill related to the
following:
  CT India and CT Mexico                                          $  1,714,387
  Great Wall New Building Systems, Inc.        $  1,696,309

Impairment of Investment in
Unconsolidated Subsidiaries
As follows:
  Bullhide Corporation                                                 851,363
  Master Door                                     3,581,183
  China Joint Venture                               622,618

Impairment of Property and
  Equipment                                         399,600


    In addition the Company during 2001 recorded settlement costs claims and litigation in the amount of $4,012,427 related primarily to the accrual for estimated amounts the Company may owe and the write-down of assets as the result of anticipated future settlements.

     OTHER INCOME (EXPENSE) - Other expenses are broken down into the following three (3) areas for 2001 and 2000: interest expense, loss on sales of securities, and other. The losses were ($3,036,034), ($52,282) and ($5,275), respectively in 2000. Interest expense in 2000 was primarily the result of the issuance of common stock for accrued interest and due to beneficial conversion features on debt and warrants.

     The 2001 amounts were ($1,106,142), $318,500 and $462,272, respectively. Interest expense in 2001 included ($660,429) as the result of the issuance of common stock for accrued interest.

     The Company experienced a net loss of $21,404,016 in 2001 compared to a net loss of $10,112,219 in 2000. As stated above, the net losses incurred included total impairment costs of $6,299,710 and $2,565,750 in 2001 and 2000, respectfully.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements required pursuant to this Item 7 are included in this Form 10-KSB as a separate section commencing on page F-1 and are hereby incorporated by reference into this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------------

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

     In November, 2000, the Company again changed accountants beginning with the audit of the financial statements for the fiscal year ended December 31, 2000, from Christensen & Duncan, CPA's LC ("C&D") to Tanner + Co., certified public accountants. C&D resigned as the Company's independent auditor on November 28, 2000 without disagreement (see Item 13 concerning filing of Form 8-K in connection with change of accountants).

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

     The accounting firm of Tanner + Co. has audited the Company's financial statements for the Company's fiscal years ended December 31, 2000 and December 31, 2001 (see Item 7 above).

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------------------

     (a) CURRENT DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF THE DATE OF THIS REPORT


Name                     Age       Position
----                     ---       --------

Meyer A. Berman          68        Chairman of the Board and
                                   Director

Dan Curlee               62        Chief Executive Officer, Chief
                                   Operating Officer and
                                   Director

Donald Pollock           57        Senior Vice President of
                                   Manufacturing, Secretary,
                                   Treasurer and Director

Samuel Gejdenson         52        Director

Howard Ash               43        Director

Bruce P. Mauldin         59        Director

Paul-Emile Desrosiers    45        Director



     MEYER A. BERMAN joined the Company in February, 2001, as a Director and in April 2002, assumed the position of Chairman of the Board. Mr. Berman founded M.A. Berman Co., a registered securities broker-dealer in 1981. Mr. Berman is regularly consulted for his stock market expertise, and has been quoted and referenced in financial publications such as The Wall Street Journal and Barron's as well as appearances on CNBC. Mr. Berman is also the Chairman of the Board of BioSterile Technology, Inc., a privately held company. Mr. Berman has attended the University of Illinois, University of Connecticut, and City College of New York.

     DAN H. CURLEE, joined the Company on January 21, 2002, as Chief Operating Officer. In February, 2002, Mr. Curlee assumed the position of President and Chief Executive Officer of the Company. Since 1993, Mr. Curlee has served as an independent strategic business consultant. From December 1989 to January 1993, Mr. Curlee served as Chief Executive Officer of Wilson Hill Associates, Inc. From January 1974 to December 1979, he practiced law and consulted with businesses focusing on business development, organization and management of profit and not-for-profit corporations. He also consulted with the U.S. Department of Education on legislative, regulatory and procurement issues. Prior to 1974, Mr. Curlee served as legislative counsel to the International Brotherhood of

Teamsters and had a private law practice in Dallas/Fort Worth, Texas.
Mr. Curlee earned a Bachelor of Arts degree from the University of Texas, Arlington in 1963, and a Juris Doctor degree from the University of Texas, Austin in 1966.

     DONALD POLLOCK joined the Company as Treasurer, Chief Financial Officer and a director in April, 2000. Mr. Pollock was promoted in January, 2002 from CFO to Senior Vice President of Manufacturing and also assumed the duties of the Company's Secretary. Mr Pollock has owned his own consulting company since early 1999. Previously, Mr. Pollock was with JM Family Enterprises, Inc., whose subsidiaries include Southeast Toyota Distributions, Inc. and World Omni Financial Corp. During his 15-year tenure with JM, Mr. Pollock was the Vice President of The Dealer Development Group, Inc., a dealer investment program that he developed from inception. In addition to overseeing the investments of the various dealerships, his duties included establishing operating and financial controls. While with JM, Mr. Pollock was also the Director of Business Management for Southeast Toyota Distributors, Inc., and held numerous other executive positions with World Omni Financial Corp. Mr. Pollock also has an extensive background with Ford Motor Credit Corporation. Mr. Pollock earned a Bachelor of Science Degree in Economics in 1966 from Jacksonville University.

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

     HOWARD ASH joined the Company as a Director in April, 2002. From 2000 to present, Mr. Ash has been the Chairman of Claridge Management. Prior to Claridge Management, he served as the Chief Financial Officer of Ives Motors Corporation. From 1997 to present, Mr. Ash has been a board member and Chief Operating Officer of BioCard Corporation. Mr. Ash also serves as a Director to Tudog Consulting and Computhelp (Compaq
JV). Since 1992, Mr. Ash has served as a Chief Executive Officer, Chief Operating Officer and Chief Financial Officer to a variety of prestigious, international companies, including Israel Export Development and CITAmericas. Mr. Ash earned his Bachelor of Commerce with Honors in Accounting in 1982 from the University of Witwatersrand, Johannesburg, South Africa.

     BRUCE P. MAULDIN joined the Company as a Director in April, 2002. Mr. Mauldin founded Texas Airways, Inc., a Texas holding company and consulting group in 1988, and currently serves as its President. From May 1994 to September 1995, Mr. Mauldin was the Director of Strategic Planning at Dalfort Aviation. From October 1992 to October 1993, he was the Managing Director and Chief Executive Officer of SunAire Express, a commuter airline operating in the Caribbean. Mr. Mauldin has served over thirty-five years in commercial and Army aviation in leadership positions. Since founding Texas Airways, Mr. Mauldin has served as a consultant to the senior management of a number of major companies including Aerospatiale, Federal Express, Air France, Office General de l'Air, AOM French Airlines, TAT European Airlines, Heli-Union and Offshore Logistics. Mr. Mauldin currently provides consulting services to Allied Energy Corporation and is a director of Allied Energy Columbia. He also serves on the advisory board of directors of Viking Capital Group, a public company, and is a director of Pathway Ventures, Inc. Mr. Mauldin graduated with Honors from Auburn University with a Bachelor of Science in Engineering with a concentration in Aviation Management in 1973. In addition, Mr Mauldin obtained his Masters in Political Science (Soviet Policy) from Auburn University in 1977. Mr. Mauldin is also an Honor Graduate of the U.S. Naval War College.

  PAUL-EMILE DESROSIERS[4] joined the Corporation in December 2000 as Vice President of Operations and Government Relations. In August, 2001, Mr. Desrosiers was appointed President and Chief Executive Officer of the Company. From 1976 to 1980, Mr. Desrosiers was recruited and trained in a government program (Extra-ordinary/Plenipotentiary) for the furtherance of US foreign policy goals and international law enforcement globally. From 1980 to 1991, Mr. Desrosiers served on the Los Angeles Police Department, and in that capacity, he completed P.O.S.T. certification and had various roles from training, investigations, supervisory, and planning to hostage and crisis negotiator during the 1984 Olympic Games. Mr. Desrosiers has operated his own consulting firm and served as a charter member of the US Department of State's CIVPOL Operations. As a CIVPOL member, Mr. Desrosiers held the position of Charg'e de Mission, and was assigned to work internationally, with diplomatic immunity under the authority of the United Nations. This program and projects are coordinated via a private, Department of Defense Contractor, DynCorp Aerospace Operations (U.K.), which is responsible for the recruitment, selection, operations and administration of US CIVPOLs worldwide.

     There  are  no  other  significant  employees.   There  are  no
family relationships between the above listed persons, nor is there any involvement in certain legal proceedings. The Company's directors serve for a term of one year, or until their successors shall have been elected and qualified.


----------------------------

[4] The biographical information contained in this report concerning Mr. Desrosiers was derived from information provided by Mr. Desrosiers to the Company. The Company is currently engaged in litigation with Mr. Desrosiers. The Company has reason to be concerned about the accuracy of the information contained in Mr. Desrosiers' biography.

     (b)    CHANGES IN OFFICERS AND DIRECTORS FROM JANUARY 1, 2001
            THROUGH PRESENT

     ANTHONY D'AMATO joined the Company in April 1999 as a Director and served as Chairman from May 1999 to February 2002. From June 1, 1999 to February 2002, Mr. D'Amato served as President and CEO of the Company. In February 2002, Mr. D'Amato resigned as an officer and director of the Company.

     DR. RALPH THOMSON joined the Company as a Director in November 1998, and was later named Corporate Secretary. Dr. Thomson resigned without disagreement as an officer and director of the Company in January 2002.

     ANDROS S. SAVVIDES joined the Company as a Director in November 1999, and resigned without disagreement in October 2001.

     ROBERT P. KORNAHRENS joined the Company as a Director in April 2000, and resigned without disagreement in February 2002.

     CHARLES A. GARGANO joined the Company as a Director in June 2000, and resigned without disagreement in October 2001.

     WILFRED G. MANGO, JR. joined the Company in August 2000 as Chief Operating Officer and Director. Mr. Mango resigned without disagreement as an officer and Director of the Company in October 2001.

     PAUL-EMILE DESROSIERS joined the Company in December 2000 as Vice President of Operations and Government Relations. In August 2001, Mr. Desrosiers was appointed President, Chief Executive Officer and a
Director. In January 2002, Mr. Desrosiers was terminated as an executive officer of the Company but remains a Director.

     RON G. LAKEY joined the Company as Treasurer and Chief Financial Officer in January 2002. In February 2002, Mr. Lakey resigned as an officer of the Company.

     DR. MARTIN SHUBICK joined the Company as a director in April, 2002 and resigned without disagreement in June, 2002.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's four most highly compensated executive officers or key employees other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2001.


                        SUMMARY COMPENSATION TABLE
                        --------------------------

               Annual Compensation                                                Long Term Compensation
               -------------------                                      --------------------------------------
                                                                               Awards             Payments
                                                                        -----------------------     ----------
                                                                        Restricted   Securities
Name of Individual                                    Other Annual        Stock       Underlying/     LTIP        All Other
and Principal Position   Year   Salary      Bonus     Compensation(1)    Award(s)    Options/SARs    Payouts     Compensation
----------------------   ----   ------      -----     ---------------    --------    ------------    -------     ------------
Anthony D'Amato          2001   $ 33,000(1) $-0-           -0-              -0-           -0-          -0-            -0-
President//CEO           2000   $  -0-      $-0-         107,667(2)         -0-           -0-          -0-            -0-

Paul-Emile Desrosiers    2001   $625,000(3) $-0-           -0-            128,668(4)      -0-          -0-            -0-
President/CEO

Wilfred G. Mango, Jr.    2001   $130,500    $-0-           -0-              -0-           -0-          -0-            -0-
Chief Operating Officer

Gerry Christensen        2001   $ 90,000    $-0-           -0-             25,000(5)      -0-          -0-            -0-
Comptroller

Susan J. Fleming         2001   $186,684(6) $-0-           -0-              -0-           -0-          -0-            -0-


(1) The Company and Mr. D'Amato dispute amounts paid to Mr. D'Amato which amounts may be in excess of $2,000,000, and the amount of compensation paid by the Company cannot be accurately determined at this time.

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

(3) The Company and Mr. Desrosiers dispute amounts paid to Mr. Desrosiers which amounts may be greater than $625,000.

(4) Pursuant to an Employment Agreement, Mr. Desrosiers received 128,668 shares of the Company's restricted common stock valued at $386,004 ($3.00 per share).

(5) Pursuant to an Employment Agreement, Mr. Christensen received 25,000 shares of the Company's restricted common stock in 2001 valued at $108,501 ($4.34 per share).

(6) Pursuant to a Stock Purchase Agreement between the Company and William Fleming, the spouse of Mr. Fleming, Susan J. Fleming, was retained as an administrative sales coordinator at Fleming Manufacturing Co.

ITEM 11.  SECURITY OWNERSHIP OF CERTAINBENEFICIAL OWNERS AND MANAGEMENT
          -------------------------------------------------------------


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

Donald Pollock
c/o Eagle Building
Technologies, Inc.
225 N.E. Mizner Boulevard,       Treasurer, Chief
Suite 502                        Financial Officer and
Boca Raton, FL 33432             Director                        101,000             1.3%

Paul-Emile Desrosiers
c/o Eagle Building
Technologies, Inc.
225 N.E. Mizner Boulevard,
Suite 502
Boca Raton, FL 33432             Director                        132,667             1.7%

Dan Curlee
c/o Eagle Building
Technologies, Inc.
225 N.E. Mizner Boulevard,       President, Chief
Suite 502                        Executive Officer
Boca Raton, FL 33432             and Director                      -0-               -0-

Howard Ash
c/o Eagle Building
Technologies, Inc.
225 N.E. Mizner Boulevard,
Suite 502
Boca Raton, FL 33432             Director                            800             0.0%

Bruce Mauldin
c/o Eagle Building
Technologies, Inc.
225 N.E. Mizner Boulevard,
Suite 502
Boca Raton, FL 33432             Director                            770             0.0%

Meyer Berman
c/o Eagle Building
Technologies, Inc.
225 N.E. Mizner Boulevard,
Suite 502
Boca Raton, FL 33432             Director                      2,689,266(3)         33.8%

The "Urbina" Group (4)           Shareholders                    524,094             6.6%

____________________________________________

All Officers and Directors
  as a Group (6)                                               2,924,503            36.7%


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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
          ----------------------------------------------------

     The Company operates in China while holding additional licenses for Mexico and Europe pursuant to five (5) licensing agreements with Integrated Masonry Systems International, Inc. The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.

     During the period commencing October 2000 to July 2001, Mr. D'Amato converted loans in the amount of $2,397,416 to the Company into 789,879 shares of restricted common stock.

     On January 26, 2001, the Company's Board of Directors approved a 1-for-6 reverse stock split of the Company's common stock effective
February 5, 2001.

     During the period ending December 31, 2001, primarily in July 2001, affiliates of Meyer A. Berman, Chairman of the Board of Directors, loaned the Company a total of $3,875,000.

     During the period ending December 31, 2001, the Company had unsecured advanced receivables[5] in the aggregate amount of $934,645 from its former Chairman and CEO, Anthony D'Amato.

     During the period commencing January 1, 2002 through June 30, 2002, Meyer A. Berman and affiliates of Mr. Berman loaned the Company a total of $4,198,000.

     In February 2002, Andy Berman and Abby Berman, children of Meyer A. Berman, loaned the Company a total of $190,000.

     In February 2002, Don Pollock, an executive officer and director loaned the Company $40,000.

----------------------

[5] As a result of the Company's investigation in connection with its 2000 and 2001 financials, the Company cannot determine all monies that may be owed to the Company by Mr. D'Amato.

     In April 2002, Martin Shubik, a former director, loaned the Company
$30,000.

     In May 2002, the Company assigned all of its interest in Business Dimensions, Inc. to Don Pollock, an officer and director of the Company.

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


EXHIBIT NO.
-----------

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

*  Filed with December 31, 2000 Form 10-KSB


REPORTS ON FORM 8-K
-------------------

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

  (7) On or about April 16, 2001, the Company filed a Report on Form 8-K announcing the acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master Srl
       ("Master"), an Italian corporation located in Piacenza, Italy.

  (8) On or about May 1, 2001, the Company filed a Report on Form 8-K announcing the acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), an Italian corporation located in Piacenza, Italy, subject to completion of due diligence and a final audit.

  (9) On or about May 10, 2001, the Company filed a Report on Form 8-K announcing the Company's name change to Eagle Building
       Technologies, Inc. and the new trading symbol to "EGBT".

  (10) On or about May 18, 2001, an Amendment to the January 10, 2001 Form 8-K was filed providing the audited financials of Fleming Manufacturing Company, Inc. ("Fleming"), a wholly owned subsidiary of the Company, for the fiscal year ended December 31, 2000, and the Company's unaudited consolidated Proforma Financial Statement for the fiscal year ended December 31, 2000, inclusive of Fleming.

  (11) On or about August 2, 2001, the Company filed a Report on Form 8-K announcing the Company entered into an agreement with Aquila Ventures Corporation ("Aquila") to form a Joint Venture entity, Aquila Squared Building Corporation (the "Joint Venture"), to develop large scale social housing in Mexico.

  (12) On or about August 9, 2001, the Company filed a Report on Form 8-K announcing that the proposed acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), had not as yet been completed because the final audit of Master's sales revenues has not been finalized to the satisfaction of the Company.

  (13) On or about December 12, 2001, the Company filed a Report on Form 8-K announcing that the Company had filed a complaint in the Circuit Court for Palm Beach County, Florida, against an unidentified defendant known as "Spadeboy" who the Company alleged posted false defamatory, and libelous information about the Company on the internet website known as Raging Bull.

  (14) On or about January 22, 2002, the Company filed a Report on Form 8-K announcing the appointment of Dan H. Curlee as Chief Operating Officer and Ron G. Lakey as Treasurer and Chief
       Financial Officer.

  (15) On or about February 14, 2002, the Company filed a Report on Form 8-K announcing that the Company had contacted the Securities and Exchange Commission and has requested that trading in the Company's common stock be suspended because the Company believes that its financial statements will have to be restated for at least the past two (2) years.

  (16) On or about March 1, 2002, the Company filed a Report on Form 8-K announcing the following:

       (a) Eagle Building Technologies, Inc. ("EGBT") has consented to the entry of a preliminary injunction lawsuit brought against it by the Securities and Exchange Commission ("SEC") in the U.S. District Court for the District of Columbia. The Complaint alleges violations of certain provisions of the Securities Exchange Act of 1934 and certain rules and regulations thereunder, resulting from the company's annual and quarterly reports filed for the periods from December 31, 2000 to September 30, 2001 and certain press releases issued during the fall of 2001.

       (b) On February 14, 2002 the SEC entered an order directing private investigation and designating officers to take testimony in connection with the company's foreign operations and certain post-September 11th security measures marketed by EGBT, including an airport security system, mail sterilization technology and money laundering detection software. The company has been cooperating with the SEC in its investigation.

       (c)  Effective February 27, 2002, EGBT's President, Chief

            Executive Officer, and Chairman of the Board of Directors, Anthony M. Damato, resigned his officer and board positions. In addition, on February 18, 2002, EGBT's outside auditors, Tanner & Co., withdrew their report on the December 31, 2000 financial statements and any assurances rendered associated with the financial statements filed in 2001 and 2001.

       (d) EGBT has recently discovered that its earnings from operations in India for the years 2000-2001 were intentionally fabricated by Mr. Damato. Preliminary indications are that no earnings from such operations existed. In addition, it appears that certain press releases issued by EGBT in the fall of 2001 regarding post-September 11th security measures marketed by EGBT may have been false and misleading. "The company is taking appropriate steps to address these issues and will take whatever future action is necessary based on the results of a comprehensive investigation," according to EGBT Board member Meyer Berman.

       (e) EGBT has retained the law firm of Fulbright & Jaworski L.L.P., which has engaged the services of Deloitte & Touche LLP to conduct an investigation of business practices and financial accounting controls and identify opportunities for improvement in EGBT's accounting practices.

       (f) EGBT is currently in discussions with potential investors to provide additional financing for the company.

  (17) On or about March 18, 2002, the Company filed a Report on Form 8-K announcing the following changes to the make-up of its board of directors: Charles Gargano, Robert Kornahrens and Ralph Thomson have resigned and Howard Ash and Bruce P. Mauldin have been added to the board. Mr. Ash is the Chairman of Claridge Management and a former Chief Financial Officer of Ives Motors Corporation and Chief Operating Officer of BioCard Corporation. Mr. Mauldin is the President and Chief Executive Officer of Texas Airways, Inc., a Texas holding company and consulting group. EGBT also announced that its board of directors has made the following appointments: board member Meyer Berman has been named Acting Chairman of the Board, board member and Chief Operating Officer Dan Curlee has been named to the additional position of President, and board member and Secretary Don Pollock has been named to the additional position of Treasurer. In addition, Ron Lakey has resigned as Chief Financial Officer. Finally, EGBT announced that it is proceeding with the development of residential housing in Puerto Rico using the IMSI building system.

  (18) On or about April 26, 2002, the Company filed a Report on Form 8-K announcing several class action complaints have recently been filed against Eagle Building Technologies, Inc. ("Eagle") in federal court alleging violations of certain provisions of the Securities Exchange Act of 1934 and certain rules and regulations thereunder. The suits arise from the company's financial statements filed for the periods December 31, 2000 to September 30, 2001 and certain press releases issued during the fall of 2001. Eagle has requested an extension of time to respond to the lawsuit filed against it by the Securities and Exchange Commission ("SEC") based on its settlement discussions with the SEC. Eagle is continuing to work with its outside auditors, Tanner + Co., to restate the above-referenced financial statements and to complete Eagle's financial statement for the period ending December 31, 2001. Eagle recently named Dr. Martin Shubik to its board of directors. Dr. Shubik has a Ph.D. in mathematical economics from Princeton University and has held the Seymour H. Knox Professorship in institutional economics at Yale University since 1975.

  (19) On or about May 30, 2002, the Company filed a Report on Form 8-K announcing that it has settled the action brought against it by the Securities and Exchange Commission ("SEC") without admitting or denying the allegations contained in the SEC's complaint. As part of the settlement, Eagle has consented to the entry of a final judgment of permanent injunction against it enjoining it from violating the anti-fraud, periodic reporting, and recordkeeping provisions of the federal securities laws.

                           SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EAGLE BUILDING TECHNOLOGIES, INC.

Dated: July 26, 2002               By:/s/ Dan Curlee
                                   --------------------------------------
                                   Dan Curlee, President and CEO


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                       Capacity                Date
---------                       --------                ----

/s/ Meyer A. Berman             Chairman and            July 19, 2002
------------------------        Director
Meyer A. Berman


/s/ Dan Curlee                  President, CEO,         July 26, 2002
------------------------        COO and Director
Dan Curlee


/s/ Donald Pollock              Senior Vice President   July 29, 2002
------------------------        of Manufacturing,
Donald Pollock                  Secretary, Treasurer,
                                and Director

/s/ Samuel Gejedenson           Director                July 29, 2002
------------------------
Samuel Gejedenson


/s/ Howard Ash                  Director                July 30, 2002
------------------------
Howard Ash


/s/ Bruce P. Mauldin            Director                July 19, 2002
------------------------
Bruce P. Mauldin


------------------------        Director                ________, 2002
Paul-Emile Desrosiers[6]



--------------------

[6] The Company has provided Mr. Desrosiers with an opportunity to review information contained in this Report. As of the date of filing of this Report, Mr. Desrosiers has not signed the report.

             CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-KSB of Eagle Building Technologies, Inc.. for the period ended December 31, 2001, Dan Curlee, President and Chief Executive Officer, and Don Pollock, Senior Vice President of Manufacturing, Secretary, Treasurer, and Director of Eagle Building Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       (a) such Annual Report on Form 10-KSB for the period ended December 31, 2000, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (b) the information contained in such Annual Report on Form 10-KSB for the period ended December 31, 2000, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                                    EAGLE BUILDING TECHNOLOGIES, INC.


Dated: July 26, 2002                By:/s/ Dan Curlee
                                       -----------------------------------
                                       Dan Curlee, President and CEO


Dated: August 7, 2002               By:/s/ Don Pollock
                                       -----------------------------------
                                       Don Pollock, Treasurer

EAGLE BUILDING TECHNOLOGIES, INC.
Consolidated Financial Statements
December 31, 2001 and 2000

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Index to Consolidated Financial Statements
------------------------------------------------------------------------------




                                                                        Page
                                                                        ----

Report of Tanner + Co.                                                   F-1


Consolidated balance Sheet                                               F-2


Consolidated statement of operations                                     F-3


Consolidated statement of stockholders' equity                           F-4


Consolidated statement of cash flows                                     F-6


Notes to consolidated financial statements                               F-9

                          [TANNER + CO. LETTERHEAD]



                                                 INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Stockholders of
Eagle Building Technologies, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Eagle Building Technologies, Inc. and Subsidiaries (Formerly Eagle Capital International, Ltd.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating the overall financial statement presentation.   We believe that
our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Building Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, a deficit in net equity and has significant litigation and other uncertainties, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                               /s/Tanner + Co.

Salt Lake City, Utah
July 23, 2002

                                            EAGLE BUILDING TECHNOLOGIES, INC.
                                            Consolidated Balance Sheet

                                                                 December 31,
-----------------------------------------------------------------------------

                                                                             2001             2000
                                                                       -------------------------------
        Assets
        ------
Current assets:

  Cash                                                                 $      174,686   $            -
  Accounts receivable, net                                                    758,365          559,415
  Inventories                                                               1,525,131        1,348,518
  Receivable from officer                                                           -          688,271
  Other current assets                                                         25,152          236,232
                                                                       -------------------------------

                 Total current assets                                       2,483,334        2,832,436

Property and equipment, net                                                 2,946,754        3,174,811
Intangible assets, net                                                      7,430,350        8,482,920
Investment in unconsolidated subsidiaries                                     386,820                -
Deferred development costs                                                  2,629,139                -
Investment in joint venture                                                         -          583,119
Deposits and other assets                                                           -          120,146
                                                                       -------------------------------

                                                                       $   15,876,397   $   15,193,432
                                                                       -------------------------------

------------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Cash overdraft                                                       $            -   $          439
  Notes payable                                                             5,334,673        6,933,373
  Accounts payable                                                          2,461,942        2,194,490
  Accrued liabilities                                                       1,224,969        1,319,255
  Accrued settlement costs                                                  3,000,000                -
  Deposits                                                                    550,485                -
  Current maturities of long-term debt                                         29,335           73,893
                                                                       -------------------------------

                 Total current liabilities                                 12,601,404       10,521,450

Long-term debt                                                              6,340,000           23,223
Other                                                                          12,849           27,552
                                                                       -------------------------------

                 Total liabilities                                         18,954,253       10,572,225
                                                                       -------------------------------

Commitment and contingencies                                                        -                -

Redeemable common stock - 155,834 shares issued and outstanding             1,168,748        1,168,748
                                                                       -------------------------------

Stockholders' equity:
  Common stock $.001 par value, 11,666,667 shares authorized;
   7,015,271 and 4,034,243 shares outstanding, respectively                     7,015            4,034
  Additional paid-in capital                                               31,399,870       17,697,898
  Accumulated deficit                                                     (35,653,489)     (14,249,473)
                                                                       -------------------------------

                 Total stockholders' (deficit) equity                      (4,246,604)       3,452,459
                                                                       -------------------------------

                                                                       $   15,876,397   $   15,193,432
                                                                       -------------------------------


------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                       F-2

                                            EAGLE BUILDING TECHNOLOGIES, INC.
                                         Consolidated Statement of Operations

                                                     Years Ended December 31,
-----------------------------------------------------------------------------

                                                                            2001             2000
                                                                       -------------------------------

Sales                                                                  $    3,402,915   $      857,347
Cost of sales                                                               2,917,864          565,168
                                                                       -------------------------------

                 Gross profit                                                 485,051          292,179
                                                                       -------------------------------

Selling, general and administrative expenses                               11,251,560        4,640,604
Impairment of investment in unconsolidated subsidiaries                     4,203,801          851,363
Settlement costs, claims and litigation                                     4,012,427                -
Impairment of goodwill                                                      1,696,309        1,714,387
Impairment of property and equipment                                          399,600                -
Equity in loss of joint venture                                                     -          104,453
                                                                       -------------------------------

                 Total operating expenses                                  21,563,697        7,310,807
                                                                       -------------------------------

                 Loss from operations                                     (21,078,646)      (7,018,628)

Other income (expense):
  Interest expense                                                         (1,106,142)      (3,036,034)
  Gain (loss) on sale of securities                                           318,500          (52,282)
  Other                                                                       462,272           (5,275)
                                                                       -------------------------------

                 Total other income (expenses)                               (325,370)      (3,093,591)
                                                                       -------------------------------

                 Net loss before income taxes                             (21,404,016)     (10,112,219)

Provision for income taxes                                                          -                -
                                                                       -------------------------------

                 Net loss                                              $  (21,404,016)  $  (10,112,219)
                                                                       -------------------------------

Weighted average number of common shares outstanding

  Basic and diluted                                                         5,963,000        1,695,000
                                                                       -------------------------------

Loss per common share

  Basic and diluted                                                    $        (3.59)  $        (5.97)
                                                                       -------------------------------

------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                       F-3

                                            EAGLE BUILDING TECHNOLOGIES, INC.
                     Consolidated Statements of Stockholders' Equity (Deficit)

                                       Years Ended December 31, 2001 and 2000
------------------------------------------------------------------------------

                               Preferred Stock     Preferred Stock
                                   Class A            Class B           Common Stock       Additional                    Total
                               ---------------------------------------------------------   Paid-In      Accumulated   Stockholders'
                                Shares   Amount   Shares   Amount    Shares    Amount      Capital       Deficit        Equity
                               ----------------------------------------------------------------------------------------------------

Balance, January 1, 2000        180,100  $  180   142,670  $  143  1,183,870  $  1,184  $  13,210,288  $  (4,137,254) $  9,074,541

Issuance of common stock for:
  Cash                                -       -         -       -    179,167       179        447,321              -       447,500

  Investment in subsidiary            -       -         -       -     56,946        57         85,362              -        85,419

  Services                            -       -         -       -    244,750       245        515,380              -       515,625

  Payment of debt                     -       -         -       -    439,526       440      1,399,560              -     1,400,000

  Payments of interest                -       -         -       -    170,284       170        255,255              -       255,425

Issuance of preferred class
  B stock for additional
  investment in subsidiary            -       -     4,911       5          -         -         73,663              -        73,668

Conversion of Preferred A
  stock to Common Stock        (180,100)   (180)        -       -    450,250       450           (270)             -             -

Conversion of Preferred B
  stock to Common Stock               -       -  (147,581)   (148) 1,309,450     1,309         (1,161)             -             -

Interest expense on
  warrants issued in
  connection with debt                -       -         -       -          -         -        658,750              -       658,750

Interest expense from
  beneficial conversion
  feature on debt                     -       -         -       -          -         -        991,250              -       991,250

----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-4

                                            EAGLE BUILDING TECHNOLOGIES, INC.
                    Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    Continued

                                       Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------

                               Preferred Stock     Preferred Stock
                                   Class A            Class B           Common Stock       Additional                    Total
                               ---------------------------------------------------------   Paid-In      Accumulated   Stockholders'
                                Shares   Amount   Shares   Amount    Shares    Amount      Capital       Deficit        Equity
                               ----------------------------------------------------------------------------------------------------

Capital contribution                  -       -         -       -          -         -         62,500              -        62,500

Net loss                              -       -         -       -          -         -              -    (10,112,219)  (10,112,219)
                               ----------------------------------------------------------------------------------------------------

Balance, December 31, 2000            -       -         -       -  4,034,243     4,034     17,697,898    (14,249,473)    3,452,459

Issuance of common stock for:
  Cash                                -       -         -       -  1,198,388     1,198      4,230,222              -     4,231,420

  Services                            -       -         -       -    792,002       792      5,573,412              -     5,574,204

  Payment of debt                     -       -         -       -    672,472       672      2,016,744              -     2,017,416

  Payment of interest                 -       -         -       -    106,667       107        660,322              -       660,429

  Payment of accrued
    liabilities                       -       -         -       -     51,499        51        101,433              -       101,484

  Purchase of subsidiary              -       -         -       -    166,667       167      1,169,833              -     1,170,000

Purchase and cancellation of
  treasury stock                      -       -         -       -     (6,667)       (6)       (49,994)             -       (50,000)

Net loss                              -       -         -       -          -         -              -    (21,404,016)  (21,404,016)
                               ----------------------------------------------------------------------------------------------------


Balance, December 31, 2001            -  $    -         -  $    -  7,015,271   $ 7,015  $  31,399,870  $ (35,653,489) $ (4,246,604)
                               ----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-5

                                            EAGLE BUILDING TECHNOLOGIES, INC.
                                        Consolidated Statements of Cash Flows

                                                     Years Ended December 31,
-----------------------------------------------------------------------------

                                                                             2001            2000
                                                                       -------------------------------
Cash flows from operating activities:
  Net loss                                                             $  (21,404,016)  $  (10,112,219)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Impairment of goodwill                                                 1,696,309        1,714,387
     Impairment of property and equipment                                     399,600                -
     Settlement costs claims and litigation                                 4,012,427                -
     Settlement of debt                                                      (230,000)               -
     Amortization and depreciation                                            569,789          380,391
     Impairment of investment in unconsolidated
      subsidiaries                                                          4,203,801          851,363
     Stock issued for services                                              5,574,204          515,625
     Stock issued as payments of interest                                     660,429        3,074,173
     Equity in loss of unconsolidated subsidiaries                                  -          104,453
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (721,427)               -
       Inventories                                                           (176,613)          66,552
       Prepaid and other current assets                                       221,680          (92,472)
       Accounts payable                                                    (1,331,942)          41,589
       Accrued liabilities                                                      2,630          419,291
                                                                       -------------------------------

                 Net cash used in
                 operating activities                                      (6,523,129)      (3,036,867)
                                                                       -------------------------------

Cash flows from investing activities:
  Net cash acquired (used) in acquisition                                    (653,254)           8,828
  Investment in and advances to unconsolidated subsidiaries                (2,737,503)        (626,803)
  (Investment) reduction in license rights                                     10,000          (15,000)
  Receivable from officer                                                     384,645         (652,259)
  Purchase of property, plant and equipment                                  (278,691)        (758,619)
  Deposits                                                                    467,985         (100,000)
                                                                       -------------------------------

                 Net cash used in
                 investing activities                                      (2,806,818)      (2,143,853)
                                                                       -------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                                               9,531,093        5,823,850
  Payments on notes payable                                                (4,207,441)      (1,111,395)
  Proceeds from issuance and retirement of common stock                     4,181,420          447,500
  Cash overdraft                                                                 (439)             439
                                                                       -------------------------------

                 Net cash provided by
                 financing activities                                       9,504,633        5,160,394
                                                                       -------------------------------

                 Net change in cash                                           174,686          (20,326)

Cash, beginning of year                                                             -           20,326
                                                                       -------------------------------

Cash, end of year                                                      $      174,686   $            -
                                                                       -------------------------------


------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                       F-6

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                         Consolidated Statements of Cash Flows
                                                                     Continued

------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information

                                                              December 31,
                                                   -----------------------------
                                                       2001             2000
                                                   -----------------------------
Cash paid during the year for


                  Interest                          $  173,029     $       -
                                                   -----------------------------

                  Income taxes                      $        -     $       -
                                                   -----------------------------

Supplemental Disclosure of Non-Cash Transactions

2001
----

       o During the year ended December 31, 2001, the Company acquired a 75% interest in Salinas Developers Group, Inc. (A Puerto Rico land development company) in exchange for cash of $312,500 and a note payable in the amount of $945,000. In connection therewith, the Company recorded the following:

            Prepaid expenses                                   $      10,600
            Capitalized development costs                          2,629,139
            Goodwill                                               1,096,234
            Short-term notes payable                              (1,396,257)
            Accounts and advances payable                         (2,019,394)
            Accrued expenses                                          (4,568)
            Deposits                                                 (82,500)
                                                               --------------

            Net cash used (net of $79,246 cash acquired)       $      233,254
                                                               --------------


       o During the year ended December 31, 2001, the Company issued common stock valued as follows in consideration for the following:

            Payment of notes payable                           $    2,017,416
            Payment of accrued liabilities                            101,484
            Purchase of unconsolidated subsidiary                   1,170,000

------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-7

                                              EAGLE BUILDING TECHNOLOGIES, INC.
                                         Consolidated Statements of Cash Flows
                                                                     Continued

------------------------------------------------------------------------------

2000
----

       o During the year ended December 31, 2000 the Company acquired the assets and liabilities of Fleming Manufacturing Company in a purchase transaction. The transaction required the payments of $1,250,000 and the issuance of a note payable of $483,418, and the issuance of a convertible note payable of $2,125,000. The Company recorded the following:

            Accounts receivable                                $      559,415
            Prepaids                                                   22,206
            Inventory                                               1,415,070
            Intangibles                                             1,272,622
            Property, plant and equipment                           2,059,137
            Accounts payable                                         (253,728)
            Accrued liabilities                                      (778,016)
            Debt                                                     (447,116)
            Equity                                                 (3,858,418)
                                                               ---------------

            Net cash acquired                                  $       (8,828)
                                                               ---------------

       o The Company reclassified an investment in an unconsolidated subsidiary of $1,884,787 to goodwill upon the Company increasing its investment in the subsidiary to 100% by issuing 4,911 shares of preferred B stock and 13,613 shares of common stock valued at $73,668 and $20,419, respectively.

       o The Company issued 439,526 shares of common stock as payment of $1,400,000 of debt.

       o    Deposits of $300,000 were used to acquire property and equipment.

       o The Company converted 180,100 shares of preferred A stock to 450,250 shares of common stock.

       o The Company converted 147,581 shares of preferred B stock to 1,309,450 shares of common stock.

       o The Company increased its investment in joint venture for the contribution of $130,000 of equipment.

       o The Company acquired 100% of a subsidiary through the issuance of 43,333 shares of Company stock valued at $65,000 and a payable of $585,000. As of December 31, 2000, the value of the subsidiary was written off.

------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-8

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000
------------------------------------------------------------------------------


1.  Organization      Organization and Principles of Consolidation
    and               The  consolidated   financial   statements  include  the
    Summary of        accounts of Eagle Building Technologies,  Inc. (formerly
    Significant       Eagle  Capital  International,   LTD)  (Eagle)  and  its
    Accounting        wholly-owned subsidiaries.  All significant intercompany
    Policies          account balances and  transactions  have been eliminated
                      in consolidation.

                      During 2001 the Company had operations in four principal business segments: manufacture and sale of block and wall systems, manufacture and sale of mobile block equipment through its wholly owned subsidiary Fleming Manufacturing Company, real estate development and home sales, and manufacture and sale of doors.

                      Principles of Consolidation
                      The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

------------------------------------------------------------------------------
                                                                           F-9

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


1.  Organization      Impairment of Long-Lived Assets
    and               The Company reviews its long-lived assets for impairment
    Summary of        whenever  events or  changes in  circumstances  indicate
    Significant       that  the  carrying  amount  of the  assets  may  not be
    Accounting        recoverable through undiscounted future cash flows, such
    Policies          loss is recognized in the statement of operations.
    Continued
                      Revenue Recognition
                      The Company  recognizes  revenue from  manufacturing and
                      related   activities   when  evidence   exists  that  an
                      arrangement   exists   between   the   Company  and  its
                      customers,   delivery  of  the  Company's   product  has
                      occurred, the Company's selling price to its customers is fixed, and collectibility is reasonably assured.

                      Sales revenues and profits from land sales and homebuilding activities are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer, and the Company has no significant continuing involvement.

                      The cost of acquiring and developing land and the cost of homebuilding construction are allocated to these assets and charged to cost of sales as the related inventories are sold. Interest costs related to homebulding and land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land, building, lots under development, and homebuilding construction during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. No interest has been capitalized during 2001 and 2000. The Company carries land, development and homebuilding costs at the lower of cost or net realizable value.

                      Deferred Development Costs
                      Pre-construction costs are capitalized as long as the asset is under development. Upon completion of construction, the deferred charges are included as a component of real estate inventory. Deferred costs determined to be unrecoverable are written off.

                      Income (Loss) Per Share
                      The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

------------------------------------------------------------------------------
                                                                          F-10

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

1.  Organization      Income (Loss) Per Share - Continued
    and               The computation of diluted  earnings per common share is
    Summary of        based  on  the   weighted   average   number  of  shares
    Significant       outstanding  during  the  year,  plus the  common  stock
    Accounting        equivalents  that would arise from the exercise of stock
    Policies          options and  warrants  outstanding,  using the  treasury
    Continued         stock  method  and the  average  market  price per share
                      during the year. Options to purchase 208,333 shares of common stock at prices ranging from $12.00 to $18.00, per share were outstanding at December 31, 2001 and 2000, but were not included in the diluted earnings
                      (loss) per share calculation because the effect would have been antidilutive.

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

------------------------------------------------------------------------------
                                                                          F-11

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

1.  Organization      Use  of  Estimates  in  the   Preparation  of  Financial
    and               Statements
    Summary of        The  preparation  of financial  statements in conformity
    Significant       with generally accepted  accounting  principles requires
    Accounting        management to make estimates and assumptions that affect
    Policies          the  reported  amounts  of assets  and  liabilities  and
    Continued         disclosure of contingent  assets and  liabilities at the
                      date  of  the  financial  statements  and  the  reported
                      amounts of revenues  and expenses  during the  reporting
                      period.   Actual   results   could   differ  from  those
                      estimates.

                      Impact of New Accounting Pronouncements
                      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets". The provisions of this statement are required to be applied by the Company starting with fiscal 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. At that time, goodwill will no longer be amortized, but will be tested for impairment annually.

                      In June 2001, the FASB issued SFAS 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2003. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

                      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".
                      This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are required to be adopted by the Company at the beginning of fiscal 2002. The Company is currently assessing the impact this statement will have on its financial statements.

                      Reclassifications
                      Certain reclassifications have been made to the prior year's financial statements in order to conform them to the classifications used for the current year.

------------------------------------------------------------------------------
                                                                          F-12

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

2.  Going             The financial  statements  have been  prepared  assuming
    Concern           that the Company will continue as a going concern. As of
                      December  31,  2001 the Company had a deficit in working
                      capital,   and  had  incurred  significant  losses  from
                      operations since it's inception. As further described in
                      Note 15 the Company has been named in a number of significant lawsuits and other disputes which could result in significant additional claims against the Company's limited assets and limit its ability to offer the products and services currently offered by the Company. Management is currently attempting to resolve the litigation and other disputes and to seek additional equity financing. Since a significant portion of the Company's losses have been a result of businesses which have been abandoned or discontinued and the result of actions of the Company's former President and Chairman of the Board of Directors, management is hopeful that its equipment manufacturing and real estate development operations will generate sufficient profits in order to allow the Company to become profitable. However, there are no assurances these operations will result in profit for the Company.


3.  Detail of                                               December 31,
    Certain                                          ---------------------------
    Balance                                               2001          2000
    Accounts                                         ---------------------------
                        Receivables:
                          Trade receivables          $  858,365     $  712,415
                          Less allowance for
                           doubtful accounts           (100,000)      (153,000)
                                                     ---------------------------

                                                     $  758,365     $  559,415
                                                     ---------------------------

                        Inventories:
                          Finished goods/purchased
                            parts                    $  644,549     $   6,850
                          Work-in-process               139,361        568,742
                          Raw materials                 741,221        772,926
                                                     --- -----------------------

                                                     $1,525,131     $1,348,518
                                                     ---------------------------

------------------------------------------------------------------------------
                                                                          F-13

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

4.  Property and      Property and equipment consist of the following:
    Equipment

                                                               December 31,
                                                     ---------------------------
                                                          2001          2000
                                                     ---------------------------
                        Equipment                    $  4,317,646   $ 4,013,098
                        Furniture and fixtures            165,489       149,056
                        Leasehold improvements            124,507       124,507
                        Transportation equipment           61,069        61,069
                                                     ---------------------------

                                                        4,668,711     4,347,730

                        Less accumulated
                          depreciation
                          and amortization             (1,721,957)   (1,172,919)
                                                     ---------------------------

                                                     $  2,946,754   $ 3,174,811
                                                     ---------------------------

                      During the year ended December 31, 2001 the Company recorded impairment of equipment in the amount of $399,600. The equipment was purchased in connection with the acquisition of CT India. These acquisitions were made to use in the production process in India. During 2001, the Company was unable to successfully begin operations in India and has been unable to provide the resources necessary to make India successful. As a result, the Company determined the equipment to be impaired and recorded the impairment loss.


5.  Acquisitions      Fleming Manufacturing Company
                      On October 1, 2000 the Company acquired the outstanding common stock of Fleming Manufacturing Company, a maker of cement block production equipment. The acquisition was accounted for as a purchase and, accordingly, the financial statements reflect the results of operations of Fleming Manufacturing Company since the date of acquisition. The purchase price of $3,858,418, financed through short-term debt, has been allocated to the assets of the Company based upon their respective fair market values. The excess of the purchase price over the assets acquired has been recorded as goodwill.


------------------------------------------------------------------------------
                                                                          F-14

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


5.  Acquisitions      Bullhide Corporation
    Continued         During the year ended  December  31,  2000,  the Company
                      acquired forty-four percent of Bullhide  Corporation,  a
                      manufacturer  of  patented  truck bed  liners  and other
                      protective   coating   technologies  and  methods,   for
                      $201,363.

                      As a result of continuing losses and significant accumulated deficits, management believed the Company's investment in Bullhide Corporation was impaired, and therefore, recorded an impairment loss of $201,363 during the year ended December 31, 2000.

                      Bullhide Liner of Broward County, Inc. and PolySolutions, Inc.
                      In March 2000, the Company acquired 100% of Bullhide Liner of Broward County, Inc. and PolySolutions, Inc. from these Company's common owner for $650,000. As a result of the Company not continuing to operate these entities, management believed the value of the assets associated with these two companies was impaired, and therefore, recorded an impairment loss of $650,000 during 2000.

                      Business Dimensions, Inc. and Master SRL
                      In August 2000, the Company acquired all of the assets of Business Dimensions, Inc., whose major asset is the license to sell and distribute to the North American market security doors manufactured by Master SRL (Master) (an Italian door manufacturer). The Company paid no consideration in the acquisition, but was required to make certain payments in the future based on specific events. During the year ended December 31, 2001, the Company issued 166,667 shares valued at $1,170,000 as consideration. This amount has been included as part of the total consideration paid for Master, (see below). The results of operations of Business Dimensions, Inc. were not significant for the year ended December 31, 2000.

                      During October 2001, the Company entered into agreements to purchase 100% of the outstanding shares of Master for approximately $8,931,000 cash from the individual shareholders of Master. As of December 31, 2001, $6,280,780 was due under these agreements to complete the acquisition. Since the Company has determined it does not have the resources to complete the purchase agreements it has decided to forfeit its deposit for purchase of shares not fully paid for and attempt to facilitate purchase of the balance of the shares by another party which could require the Company to reduce its current ownership of Master.


------------------------------------------------------------------------------
                                                                          F-15

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


5.  Acquisitions      Business Dimensions, Inc. and Master SRL - Continued
    Continued         The  Company  has  written  down its net  investment  in
                      Master to 21% of the recorded book value of Master or $386,820. This write down of $3,581,183 is included in the accompanying statement of operations under the caption "Impairment of investment in unconsolidated subsidiaries". As the Company does not control Master and anticipates its investment will decrease to less than 20%, the investment has been accounted for using the cost basis of accounting until future events dictate a change in the Company's current plans.

                      During the year ended December 31, 2001, the Company incurred the following costs in connection with its evaluation and eventual purchase of 21% of Master.

                      Purchase of 21% of Master                $   1,677,845

                      Non-refundable deposit towards the
                        purchase of the remaining 79%
                        of Master                                    971,942

                      Issuance of 166,667 shares for
                        North American license rights
                        (see above under Business
                        Dimensions, Inc.)                          1,170,000

                      Other costs including travel,
                        consultation and accounting
                        fees                                         148,216
                                                               -------------

                      Total paid                               $   3,968,003

                      Impairment                                  (3,581,183)
                                                               -------------

                      Net investment                           $     386,820
                                                               -------------


------------------------------------------------------------------------------
                                                                          F-16

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


5.  Acquisitions      Salinas Developers Group, Inc.
    Continued         During  October,  2001, the Company  acquired 75% of the
                      common stock of Salinas Developers Group, Inc. (Salinas)
                      (a Puerto Rico land development company) in exchange for cash of $312,500 and a note payable in the amount of $945,000. In connection therewith, the Company recorded the following:

                      Prepaid expenses                         $      10,600
                      Deferred development costs                   2,629,139
                      Goodwill                                     1,096,234
                      Short-term notes payable                    (1,396,257)
                      Accounts and advances payable               (2,019,394)
                      Accrued expenses                                (4,568)
                      Deposits                                       (82,500)
                                                               -------------

                      Net cash paid (net of cash
                       acquired of $79,246)                    $     233,254
                                                              --------------


                      Pro forma results of operations as if the Companies had been combined for the full fiscal year have not been presented since they would not differ significantly from those presented.


6.  Intangible        Intangible assets consist of the following:
    Assets

                                                           December 31,
                                                     -------------------------
                                                        2001           2000
                                                     -------------------------
                        Goodwill                     $2,368,856     $3,157,409
                        License rights                5,695,000      5,705,000
                        Accumulated amortization       (633,506)      (379,489)
                                                     -------------------------

                                                     $7,430,350     $8,482,920
                                                     -------------------------

                      Amortization expense was $462,535 and $379,489 for the years ended December 31, 2001 and 2000, respectively.

------------------------------------------------------------------------------
                                                                          F-17

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


6.  Intangible        During  the year ended  December  31,  2001 the  Company
    Assets            recorded  additional  goodwill  due to its  purchase  of
    Continued         Salinas in the amount of $1,096,234 and also recorded an
                      impairment   loss  due  to  the  write-off  of  goodwill
                      purchased in connection  with the  acquisition  of Great
                      Wall New  Building  Systems in the amount of  $1,696,309
                      ($1,884,787 less accumulated  amortization of $188,478).
                      This  acquisition  was made to obtain  license rights to
                      the  Company's   production   process  in  The  People's
                      Republic of China.  In 2000,  these  rights  allowed the
                      Company  to enter into a joint  venture in The  People's
                      Republic of China which was also  written off in 2001 as
                      an  impairment  loss in the  amount of  $622,619  and is
                      included  in  the   accompanying   2001   statement   of
                      operations under the caption, "Impairment of Investment in Unconsolidated Subsidiaries" (see Note 7). During
                      2001, the Company, through the joint venture, was unable to successfully begin operations, and has been unable to provide the resources necessary to make Great Wall New
                      Building Systems and the joint venture successful. As a result, the Company determined the goodwill in Great
                      Wall New Building Systems and the corresponding joint venture is impaired and has recorded impairment losses in the amount of $1,696,309 and $622,619, respectively.

                      During the year ended December 31, 2000 the Company recorded impairment of goodwill in the amount of $1,714,387. The goodwill was purchased in connection with the acquisition of CT Mexico and CT India. These acquisitions were made to obtain license rights to a Company's production process in Mexico and India.
                      Subsequent  to  such,  the  current  management  of  the
                      Company discovered that such licenses were not perfected, which forced the Company to acquire the license rights directly under an agreement which requires the Company to pay a 4.5% royalty on all sales with a minimum royalty required. It also became apparent that the former management groups of CT Mexico and CT India had not entered into relationships which would result in sales through subsidiaries. As a result, the Company determined the goodwill in CT Mexico and CT India is impaired and has recorded an impairment in the amount of $1,714,387 during the year ended December 31, 2000.


------------------------------------------------------------------------------
                                                                          F-18

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


7.  Joint Venture     During the year ended  December  31,  2000,  the Company
                      entered into a joint venture in the People's Republic of China for the primary purpose of producing and selling cement building blocks, bonding cement, polystyrene foam insulation, and related technical services. The Company has a fifty-five percent interest in the joint venture, however, due to the nature of the business environment in China, the Company is not considered for accounting purposes to exert significant control and the joint venture has been accounted for under the equity method.

                      During the year ended December 31, 2001, the joint venture was not successful in beginning significant operations, or in generating significant revenues. Additionally, the Company has been unable to devote the needed resources to the joint venture. As a result, the Company determined its investment in the joint venture to be impaired and has recorded an impairment in the amount of $622,619.


8.  Notes Payable     Notes payable consist of the following:

                                                                                 2001           2000
                                                                           ------------------------------

                        Bank line of credit agreement which allows
                        the Company to borrow a maximum amount of
                        $350,000 at an interest rate equal to the
                        bank's prime rate plus 1.5% (6.25% at
                        December 31, 2001).  The line of credit is
                        secured by accounts receivable, inventory,
                        furniture, fixtures and equipment                  $       350,000   $    350,000

                        Notes payable to individuals and or
                        entities, due in 2001 with interest at 15%,
                        secured by Company stock                                         -      2,225,000

                        Note payable to an individual, due December
                        31, 2001, with interest at 6.20% secured by
                        property and equipment (related to purchase
                        of Fleming)                                              2,125,000      2,125,000


------------------------------------------------------------------------------
                                                                          F-19

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

8.  Notes Payable       Note payable pursuant to a settlement
    Continued           agreement to an entity in monthly
                        installments including interest at 13.5%,
                        unsecured                                                        -        850,000

                        Note payable to an individual in monthly
                        installments including interest at 6.2%,
                        secured by property and equipment (related
                        to the purchase of Fleming)                                283,418        483,418

                        Note payable to bank, due on demand with
                        interest at prime plus 100 basis points
                        (approximately 6% at December 31, 2001)
                        secured by real property.                                  451,255              -

                        Note payable to an entity, due January 2001
                        with interest at 18%, secured by Company
                        stock                                                            -         99,955

                        Note payable to the Company's chairman of
                        the board of directors, due October 2001
                        with interest at 10%                                       380,000              -

                        Obligation payable to an individual, due on
                        demand with no stated interest rate,
                        secured by equipment                                       230,000              -

                        Convertible note payable to an individual,
                        due September 2001 with interest at 10%,
                        secured by property and equipment                          200,000        450,000

                        Convertible note payable to an entity, due
                        August 2001 with interest at 4%, unsecured                 350,000        350,000

                        Advance payable to an employee and
                        shareholder, due on demand with no stated
                        interest rate                                               20,000              -


------------------------------------------------------------------------------
                                                                          F-20

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------



8.  Notes Payable       Note payable to individual for purchase of
    Continued           Salinas due on demand with no stated
                        interest rate                                              945,000              -
                                                                           ------------------------------

                        Total notes payable                                $     5,334,673   $  6,933,373
                                                                           ------------------------------



9.  Long-Term           Long-term debt consists of the following:
    Debt
                                                                                 2001           2000
                                                                           ------------------------------

                        Notes payable convertible into common stock
                        at $10 per share, to the Company's
                        chairman, due July 2, 2004, with interest
                        at 10%, secured by Company stock                         3,340,000              -

                        Notes payable convertible into common stock
                        at $10 per share, to organizations and
                        individuals, due July 2, 2004, with
                        interest at 10%, secured by Company stock                2,000,000              -

                        Convertible note payable to an individual,
                        due October 2004 with interest at 10%,
                        unsecured                                                1,000,000              -

                        Capital lease obligation                                    29,335         97,116
                                                                           ------------------------------

                                                                                 6,369,335         97,116

                        Less current portion                                       (29,335)       (73,893)
                                                                           ------------------------------

                        Long-term debt                                     $     6,340,000   $     23,223
                                                                           ------------------------------



10. Accrued           During  February 2002, the Company became aware that its
    Settlement        Chairman of the Board of Directors and former  President
    Costs             had prepared  fraudulent  documents to misrepresent  the
                      revenues, costs and cash associated with operations conducted by a subsidiary in India and concerning certain loans and stock transactions. This resulted in the Company's financial statements being restated as of December 31, 2000.


------------------------------------------------------------------------------
                                                                          F-21

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


10. Accrued           As a  result,  the  Company  recorded  settlement  costs
    Settlement        claims  and  litigation  during  2001 in the  amount  of
    Costs             $4,012,427   related   primarily   to  the  accrual  for
    Continued         estimated amounts the Company may owe and the write-down
                      of  assets  as  the   result   of   anticipated   future
                      settlements.


11. Income Taxes      The  provision for income taxes differs from the amounts
                      which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                               Year Ended
                                                              December 31,
                                                      --------------------------
                                                          2001          2000
                                                      --------------------------
                        Federal income tax
                          benefit at statutory rate   $ 8,027,000   $ 3,794,000
                        Valuation allowance            (8,027,000)   (3,794,000)
                                                      --------------------------
                                                      $         -   $         -
                                                      --------------------------


                        Deferred tax assets (liabilities) at December 31, 2001 and 2000 are comprised of the following:


                                                         2001         2000
                                                      --------------------------

                        Net operating loss carry
                          forward                     $10,085,000   $ 4,317,000
                        Depreciation and amortization     (84,000)      (42,000)
                        Goodwill impairment             1,236,000       643,000
                        Investment impairment           1,896,000       319,000
                        Property and equipment
                          impairment                      150,000             -
                        Allowance for doubtful
                          accounts                         38,000        57,000
                                                      --------------------------

                                                       13,321,000     5,294,000

                        Less valuation allowance      (13,321,000)   (5,294,000)
                                                      --------------------------

                                                      $        -    $         -
                                                      --------------------------

------------------------------------------------------------------------------
                                                                          F-22

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


11. Income Taxes      A valuation  allowance  has been  recorded  for the full
    Continued         amount  of the  deferred  tax asset  because  it is more
                      likely than not that the deferred tax asset will not be realized.

                      At December 31, 2001, the Company has approximately $26,894,000 of net operating loss carryforwards to offset future taxable income. These carryforwards begin to expire in 2019.


12. Stock Options     A summary of the stock options are as follows:
    and Stock-
    Based
    Compensation

                                                              Year Ended
                                                              December 31,
                                                     --------------------------
                                                        2001          2000
                                                     --------------------------
                        Outstanding at January 1,
                        2000                         $       -   $           -
                           Granted                     208,333     12.00 - 18.00

                        Outstanding at December 31,
                        2000                           208,333   $ 12.00 - 18.00
                           Granted                           -               -
                           Exercised                         -               -
                           Expired                           -               -
                                                     ---------------------------

                        Outstanding at December 31,
                        2001                           208,333   $ 12.00 - 18.00
                                                     ---------------------------


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


                                                             Year Ended
                                                             December 31,
                                                      --------------------------
                                                          2001         2000
                                                      --------------------------
                       Net loss - as reported         $(21,404,016) $(10,112,219)
                       Net loss - pro forma           $(21,404,016) $(10,807,754)
                       Loss per share - as reported   $      (3.59) $      (5.97)
                       Loss per share - pro forma     $      (3.59) $      (6.38)


------------------------------------------------------------------------------
                                                                          F-23

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

12. Stock Options     The  fair  value  of each  option  granted  in 2000  was
    and Stock-        estimated  on the date of grant using the  Black-Scholes
    Based             option pricing model with the following assumptions:
    Compensation
    Continued         Expected dividend yield                     $        -
                      Expected stock price volatility                     61%
                      Risk-free interest rate                            6.0%
                      Expected life of options                      3-5 years


                      The following table summarizes information about stock options outstanding at December 31, 2001:

               Options Outstanding                   Options Exercisable
               -----------------------------------------------------------------
                          Weighted
                           Average
                          Remaining    Weighted
Range of                 Contractual   Average                     Weighted
Exercise      Number        Life       Exercise       Number        Average
Prices      Outstanding    (Years)      Price       Exercisable  Exercise Price
--------------------------------------------------------------------------------
$ 12.00         141,667       1.19      $  12.00         141,667      $   12.00
  18.00          66,666       3.82         18.00          66,666          18.00
--------------------------------------------------------------------------------

$12.00 - 18.00  208,333       2.03      $  13.92         208,333      $   13.92
--------------------------------------------------------------------------------


13. Redeemable        In  connection  with the  issuance  of debt the  Company
    Common            issued  155,834   shares  of  common  stock.   The  debt
    Stock             agreement allows the holder of the shares to require the
                      Company to repurchase  those shares for $7.50 per share.
                      Consequently, at December 31, 2000 the Company recorded a liability for these shares equal to the estimated fair value of $1,168,748. At December 31, 2000, the option price of the shares exceeded the market price of the Company stock and at December 31, 2001 it was less than the market price of the Company's stock.


------------------------------------------------------------------------------
                                                                          F-24

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


14. Commitments       Royalty Agreements
    and               During  the year ended  December  31,  2000 the  Company
    Contingencies     settled  litigation  with an entity  concerning  certain
                      license rights. Under the terms of the settlement the entity agreed to ratify licenses previously granted to the Company for China, India and Mexico for a one time license fee of $25,000 each. In addition, the entity agreed to issue the Company a license for Southern
                      Europe for a license fee of $50,000, and to recognize a previous license for Romania granted to a Company investee. The settlement agreement requires the Company to pay a royalty of 4.5% of gross revenues from licensed products. During 2001, the Company entered into a license agreement for Puerto Rico. Approximate minimum royalties are as follows:

                             Year Ending December 31,               Amount
                             ------------------------               ------

                                  2002                            $  380,750
                                  2003                            $  532,500
                                  2004                            $  570,000
                                  2005                            $  570,000
                                  2006                            $  570,000

                      During 2001 and 2000 the Company paid $451,410 and $206,714 respectively under these agreements. The Company has also asserted a claim for a credit or refund of approximately $290,124 for overpayment of royalties in 2001. The Company has also established a valuation allowance for this claim due to an uncertainty concerning the ultimate realization of those amounts.

15. Litigation        Securities and Exchange Commission
                      SEC v. Eagle  Building  Technologies,  Inc.  and Anthony
                      D'Amato (Civil Action No. 1:02CV397ESH D.D.C.) The SEC and the Company agreed to settle the lawsuit in May
                      2002. The Court signed the settlement papers on or about
                      May 30, 2002, entering a permanent injunction against the Company for any future violations of Sections 10
                      (b), 13 (a),  13 (b) (2) (A),  and 13 (b) (2) (B) of the
                      Securities  Exchange  Act  of  1934,  and  Rules  10b-5,
                      12b-20, 13a-1, 13a-13, and 13b2-1. The Company made no admission or denial of liability in connection with the settlement.


------------------------------------------------------------------------------
                                                                          F-25

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


15. Litigation        Class Actions
    Continued         Kelso  Capital  et al. v. Eagle  Building  Technologies,
                      Inc., Anthony D'Amato,  Paul-Emile Desrosiers and Tanner
                      + Co.  (Southern  District  of  Nevada,  Civil  Case No.
                      CV-S-02-0367-PMP-PAL, filed March 15, 2002)

                      Marc Newman, Kenneth Wait, Dr. Anthony Roberts and Dana Davis, et al. v. Eagle Building Technologies, Inc., Anthony D'Amato, Dr. Ralph Thomson, Andros Savvides,
                      Wilfred G. Mango, Jr., Donald Pollock, Robert Kornahrens, Charles A. Gargano, Samuel Gejedson, Meyer
                      A. Berman and Tanner + Co. (United States District Court, Southern District of Florida, Case No. 02-80294-CIV-RYSKAMP, filed April 5, 2002)

                      Inglewood Holdings, Ltd. v. Eagle Building Technologies, Inc. and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-80340-CIV-MIDDLEBROOKS, filed April 16, 2002)

                      David D. Pain v. Eagle Building Technologies, Inc., Anthony D'Amato, Paul-Emile Desrosiers and Tanner + Co. (United States District Court, District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)

                      Jeff Gass v. Eagle Building Technologies, Inc., Anthony D'Amato, Paul-Emile Desrosiers and Tanner + Co. (United States District Court, District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)

                      Robert Gluck v. Eagle Building Technologies, Inc. et al. (United States District Court, Southern District of Florida, Case No. 02-CV-80302, filed April 8, 2002)

                      Guerrilla IRA Partners, L.P. v. Eagle Building Technologies, Inc. and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-CV-80403, filed May 3, 2002)

                      Alan Davidson and Victor Kashner v. Eagle Building Technologies, Inc. (United States District Court, Southern District of Florida, Case No. 02-80323, filed March 26, 2002)

------------------------------------------------------------------------------
                                                                          F-26

                                            EAGLE BUILDING TECHNOLOGIES, INC.
                                   Notes to Consolidated Financial Statements
                                                                    Continued

------------------------------------------------------------------------------


15. Litigation        Class Actions - Continued
    Continued         All of the  above  complaints  have  been  filed  in the
                      United  States  District  Courts for  Florida and Nevada
                      seeking   class   action   certification   for   alleged
                      securities  violations  by Eagle  pursuant  generally to
                      Section  10 (b) and 20 (a) of the  Exchange  Act and Sec
                      Rule  10b-5  promulgated   thereunder.   The  complaints
                      generally allege that Eagle intentionally perpetrated a fraud upon the public by the dissemination of false and misleading information.

                      Plaintiffs Kelso Capital and Gass stipulated to the transfer of their respective actions to the Southern District of Florida for consolidation with the other pending securities actions filed there. The United States District Court for the District of Nevada signed the transfer orders on May 22, 2002. The Clerk of the United States District Court for the District of Nevada began processing the transfer on or about May 24, 2002. The Company anticipates that these actions will be consolidated in the Southern District of Florida, after which time, it will proceed with responding to the Complaints.

                      Additional Securities Litigation
                      Anthony I. Bentley, James Bruce Whiting and Beverly D. Whiting v. Eagle Building Technologies, Inc. (Third Judicial District Court, Salt Lake City, Case No. CA 02-0901808). The complaint alleges breach of contract, unjust enrichment and conversion for failure to issue securities to the Plaintiffs.

------------------------------------------------------------------------------
                                                                          F-27

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


15. Litigation        Additional Securities Litigation - Continued
    Continued         Trust  #191190MAN  (A) v. Eagle  Building  Technologies,
                      Inc.  et al.  (US  District  Court,  District  of  Utah,
                      Central Division, Case No. 02-CV-202CV-0502ST). This is an action brought by a Trust whose agent is Clealon B.
                      Mann. The Trust's sole cause of action is brought under RICO and alleges that Eagle failed to remove the Rule
                      144 legend from 8,333 shares of Eagle stock, claimed the shares were attached pursuant to a pending lawsuit, and titling shares in the name of Clealon Mann. Plaintiff's claimed damages are the amount of the Eagle shares at the time it would have sold them. However, Plaintiff does not indicate when such a sale would have occurred.
                      General  Securities  Transfer  Agency  (GSTA) and Iverna
                      Morgan, GSTA's president, were named as defendants and Eagle has agreed to indemnify them. The Company intends to defend this action based upon the following grounds:
                      (a) the shares were titled in the name of the trust, and listed Mann only as trustee; (b) the shares were issued without restriction in August 2000; and (c) at least two writs of execution were issued in 2001, both of which specifically attached the Trust's shares and prevented the sale of said shares. The Company has not yet responded to this Complaint.

                      Polysolutions Corp. and Bullhide Liner of Broward County, Inc. v. Eagle Building International, Inc. (14th Judicial Circuit Court in and for Palm Beach County, Florida, Civil Case No. CA-01-9017AB). The complaint was filed on September 4, 2001. On or about April 23, 2002, Plaintiffs sought to amend the complaint to name Anthony D'Amato, Ralph Thomson, Richard Lahey, Andros Savvides, Wilfred Mango, Donald Pollack, Robert Kornahrens, Charles Gargano, Samuel Gejdenson, Meyer Berman, Howard Ash, and Bruce Mauldin as individual defendants. The Amended Complaint alleges counts for breaches of contract, fraud in the inducement and breach of fiduciary duty. The Company is presently substituting the law firm of Broad & Cassel, located in Fort Lauderdale, Florida, as counsel in this matter.

                      Paul-Emile Desrosiers v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03431 AA). This complaint was filed on March 20, 2002, seeking declaratory and injunctive relief for alleged wrongful removal as a Director, President, and Chief Executive Officer of the Company, and alleging claims for breach of contract and retaliation. The Company filed a Motion to Dismiss the complaint, which motion the Court has taken under advisement.

------------------------------------------------------------------------------
                                                                          F-28

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


15. Litigation        Additional Securities Litigation - Continued
    Continued         F. Briton  McConkie and Stephen R. Fey v. Eagle  Capital
                      International,  and General Securities  Transfer Agency,
                      Inc.  (United  States  District  Court  for the  Central
                      Division of Utah, Civil Case No. 2:01-CV0-0950 ST). This
                      is an action brought by Briton  McConkie and Stephen Fey
                      on the  grounds of breach of  contract.  The  plaintiffs
                      allege that Eagle wrongfully refused to transfer 200,000
                      shares,  represented by  certificates  number 432114 and
                      432119. Plaintiffs have produced affidavits of Doug Dent
                      and Ralph Thompson, former members of the Eagle Board of
                      Directors,  in which both men state that the shares were
                      properly  issued.  The potential  damages in this matter
                      would  likely be the value of the shares in April  2001,
                      when   Plaintiffs   initially   requested   the   shares
                      transferred. The Company's asserted defense is that the shares in question were never properly issued and there was a lack or failure of consideration. Discovery has just begun. Additionally, General Securities Transfer
                      Agency ("GSTA"), the agency handling Eagle's stock certificates, was named as a defendant. Eagle has agreed to indemnify GSTA in this matter.

                      Other Litigation
                      Eagle Capital International, Ltd v. Lone Wolf Energy, (United States District Court for the District of Utah, Civil No. 2:00CV988K). This was an action brought by the Company to set aside an agreement and settlement agreement on the grounds of fraud. Lone Wolf also filed suit in Oklahoma, Lone Wolf Energy, Inc. v. Eagle
                      Capital International, Ltd., United States District Court for the North District of Oklahoma, Civil No. 00CV1040K (M) seeking to recover from Eagle the balance due on the $1,000,000 note issued by Eagle in connection with the settlement agreement. This action was defended by John F. Fischer of the law firm of Andrews Davis Legg Bixler Milstein & Price (405-272-9241) in Oklahoma City. In the Utah action, Lone Wolf successfully moved to dismiss on the grounds that the action can only be tried in Oklahoma. A judgment was entered against Eagle in the Oklahoma action on August 27, 2001. The judgment was for $850,000, plus interest and damages for late charges in the amount of $156,060.03. However, we were informed that a settlement was reached between the parties in the summer of 2001. Fabian & Clendenin was not provided a copy of the settlement agreement and has no knowledge as to whether the judgment /settlement has been satisfied. On September 14, 2001, the Company entered into a settlement agreement with Lone Wolf Energy wherein the Company paid Lone Wolf $480,000 in cash and 20,000 restricted shares of Eagle common stock.

------------------------------------------------------------------------------
                                                                          F-29

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


15. Litigation        Other Litigation - Continued
    Continued         Actionable  Intelligence  Technologies,  Inc.  v.  Eagle
                      Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA
                      02-03197 AB).  This  complaint was filed on February 22,
                      2002, alleging claims for monies owed on open account and breach of contract. On May 2, 2002, the Company filed its Answer and Affirmative Defenses.

                      J.C. Group Corp. and Jose A. Camacho v. Salinas Developers Group, Inc., Eagle Building Technologies (Civil No. G-CD2002-0109; Sala 302). On April 18, 2002,
                      Plaintiffs J.C. Group, Inc. ("J.C. Group") and Jose A. Camacho ("Camacho") filed a complaint against Salinas Developers Group, Inc. ("SDG"), a Puerto Rico corporation controlled by the Company and Eagle Building Technologies, of Puerto Rico, Inc. ("Eagle-PR"), a wholly-owned subsidiary of the Company in the Federal District Court of the Commonwealth of Puerto Rico claiming $1,260,299 plus damages and legal fees. SDG timely filed the Answer to the Complaint and a
                      Counterclaim. SDG alleges in its Counterclaim that Plaintiffs owe $4,110,000 to SDG on account of fund deviation, false and excessive invoicing and damages. Eagle-PR filed a motion for summary judgment based on the fact that it is not liable for the acts of SDG and that Eagle-PR is not the stockholder of SDG. In addition, SDG filed a Third Party Complaint against Camacho for $5,910,000 claiming: 1) poor performance as project manager; 2) fund deviation; 3) false invoicing;
                      4) purchase of land in his own name with SDG funds; 5) breach of fiduciary duty; 6) interference with SDG's business; and 7) failure to make capital contributions. On June 20, 2002, Plaintiffs filed an Amended Complaint against SDG and Eagle-PR, and increased the amount claimed to $2,872,857.29, including the lost profits of Camacho. As of the date of this filing, because of the complex nature of the matters involved, the outcome of this case cannot be predicted.

                      Jennifer Nina v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Case No. CA 02-4297AE). This complaint was filed April 10, 2002, alleging claims for unlawful termination, retaliation, breach of contract and unpaid wages. The Company filed a Motion to Dismiss the complaint on May 6, 2002.

------------------------------------------------------------------------------
                                                                          F-30

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


15. Litigation        Other Litigation - Continued
    Continued         Mark  Neuman  v.  Anthony  D'Amato,  et  al.  and  Eagle
                      Building  Technologies,  Inc.  (as a nominal  defendant)
                      (15th  Judicial  Circuit in and for Palm  Beach  County,
                      Florida,  Case No. CA  02-05560-AG).  This complaint was
                      filed  on  May 9,  2002,  as a  shareholders  derivative
                      action    alleging    breach    of    fiduciary    duty,
                      misappropriation   of  confidential   information,   and
                      contribution and indemnification.

                      Julio Cruz, Jr. v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-05675-AH). This complaint was filed on May 13, 2002, alleging claims for wrongful termination, retaliation, upaid wages, and breach of contract.

                      Gina Nicoleau v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA-02-05675-AH). This complaint was filed on May 13, 2002, alleging claims for wrongful termination, retaliation, unpaid wages, and breach of contract.

                      Threatened Litigation
                      Claims by Cheryl Ray. Ms. Ray is the surviving spouse of Herbert Ray, a founding member of IMSI. Upon Herbert's death, Ms. Ray received 2,000,000 IMSI shares. In January 1999, Ms. Ray agreed to exchange her IMSI shares for Eagle Shares. Ms. Ray alleges that in June 2000, Anthony D'Amato, then President and CEO of Eagle, informed her that her original IMSI shares were being cancelled and that there had been insufficient consideration for the 1999 stock exchange. According to Ms. Ray, she then agreed to return all but 500,000 common shares. Ms. Ray now alleges that she was defrauded by Mr. D'Amato and Eagle. In November 2001, she issued a demand letter for $2,500,000, or the value of her original shares. In February 2002, Ms. Ray threatened legal action.

                      Claims by IMSI. On July 3, 2002, IMSI, Inc. notified Eagle that its license to use IMSI's patented products in Puerto Rico was being revoked. IMSI warned that any future, unauthorized use by Eagle would be met with legal action.

------------------------------------------------------------------------------
                                                                          F-31

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------


16. Related Party During the years ended December 31, 2001 and 2000, the Transactions Company issued 532,472 and 223,407 shares of common stock to its president and chief executive officer for services and or payment on notes payable, respectively.

                      The Company operates in Puerto Rico while holding additional licenses for India, China, Mexico, South America and Europe pursuant to six (6) licensing agreements with Integrated Masonry Systems International, Inc. (IMSI). The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.

                      During the period commencing September 2000 to April 2001 the Company's Chief Executive Officer and President converted loans to the Company to restricted common stock valued at $3.00 per share. As of December 31, 2000, the Company also had unsecured advances receivable from its President of $688,271.


17. Fair Value        The  Company's  financial  instruments  consist of cash,
    of                receivables,  payables and notes  payable.  The carrying
    Financial         amount of cash,  receivables  and  payable  approximates
    Instruments       fair  value  because of the  short-term  nature of these
                      items.   The  carrying   amount  of  the  notes  payable
                      approximates fair value as the individual borrowings bear interest at floating market interest rates in aggregate.


------------------------------------------------------------------------------
                                                                          F-32

                                             EAGLE BUILDING TECHNOLOGIES, INC.
                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


18. Segment           The Company operates in the following business segments:
    Reporting         block and wall  systems,  block  equipment,  real estate
                      development, and security doors.


                           Year Ended December 31, 2001
                           ---------------------------------------------------------------------------
                           Block & Wall     Block        Real Estate     Security
                              Systems     Equipment      Development       Doors              Total
                           ---------------------------------------------------------------------------

Revenues                   $     13,948  $ 3,388,967     $         -   $          -     $    3,402,915
Cost of sales                         -    2,917,864               -              -          2,917,864
Selling, general and
  administrative             10,172,396    1,079,164               -              -         11,251,560
Impairments                   2,718,527            -               -      3,581,183          6,299,710
Loss before taxes           (17,449,017)    (373,816)              -     (3,581,183)       (21,404,016)
Identifiable assets           6,151,303    5,523,055       3,815,219        386,820         15,876,397
Capital expenditures            209,515       69,176               -              -            278,691


                                     Year Ended December 31, 2000
                          ------------------------------------------------------
                            Block & Wall
                              Systems     Block Equipment           Total
                          ------------------------------------------------------

Revenues                  $           -   $       857,347    $         857,347
Cost of sales                         -           565,168              565,168
Selling, general and
  administrative              3,584,635         1,055,969            4,640,604
Impairments                   2,565,750                 -            2,565,750
Loss before taxes           (10,084,369)          (27,850)         (10,112,219)
Identifiable assets          12,900,415         2,293,017           15,193,432
Capital expenditures            758,619                 -              758,619


------------------------------------------------------------------------------
                                                                          F-33