Form 10QSB
period 2002-03-31
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-29
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                           FORM 10-QSB


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002
                                        --------------

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

   225 N.E. Mizner Boulevard, Suite 502, Boca Raton, FL 33432
   ----------------------------------------------------------
           (Address of principal executive offices )

                         (561) 672-4800
        ------------------------------------------------
        (Issuer's telephone number, including area code)

    20283 Powerline Road, Suite 213, Boca Raton, Florida 33498
    ----------------------------------------------------------
      (Former name, former address, and former fiscal year,
                  if changed since last report)

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                Yes  [X]                  No [ ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,794,771 shares of Common Stock, $.001 par value, issued and outstanding at March 31, 2002.

                     EAGLE BUILDING TECHNOLOGIES, INC.


                                    INDEX


PART I.    CONSOLIDATED FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001

               Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001 (Unaudited).

               Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001 (Unaudited).

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                     EAGLE BUILDING TECHNOLOGIES, INC.



                      PART 1 - FINANCIAL INFORMATION



Item 1.     Consolidated Financial Statements
            ---------------------------------

                     EAGLE BUILDING TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                     March 31,     December 31,
                                       2002            2001
                                     ---------     ------------
                                    (Unaudited)

CURRENT ASSETS:
  Cash                             $   487,273     $   174,686
  Accounts Receivable, net             570,357         758,365
  Inventories                        1,815,090       1,525,131
  Prepaid expenses                      25,152          25,152
                                   -----------     -----------
      TOTAL CURRENT ASSETS           2,897,872       2,483,334
                                   -----------     -----------

PROPERTY AND EQUIPMENT, net          3,038,525       2,946,754
                                   -----------     -----------
OTHER ASSETS -
  Deferred development costs         2,787,239       2,629,139
  Investment in unconsolidated
    subsidiary                         386,820         386,820
  Intangible assets, net             7,359,163       7,430,350
                                   -----------     -----------

      TOTAL OTHER ASSETS            10,533,222      10,446,309
                                   -----------     -----------

             TOTAL ASSETS          $16,469,619     $15,876,397
                                   ===========     ===========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses               $ 5,433,610     $ 6,686,911
  Notes payable                      8,983,846       5,364,008
  Deposits                             934,716         550,485
                                   -----------     -----------
     TOTAL CURRENT LIABILITIES      15,352,172      12,601,404
                                   -----------     -----------

LONG TERM LIABILITIES                5,363,588       6,352,849
                                   -----------     -----------

REDEEMABLE COMMON STOCK, 155,834
  shares issued and outstanding      1,168,748       1,168,748
                                   -----------     -----------
SHAREHOLDERS' DEFICIT:
  Common Stock, $.001 par value
   11,666,666 shares authorized
   7,638,937 and 7,015,271 shares
   issued and outstanding at
   March 31, 2002 and
   December 31, 2001                     7,639           7,015
  Additional paid in capital        36,618,157      31,399,870
  Accumulated deficit              (42,040,685)    (35,653,489)
                                   -----------     -----------
     TOTAL STOCKHOLDERS' DEFICIT    (5,414,889)     (4,246,604)
                                   -----------     -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT       $16,469,619     $15,876,397
                                   ===========     ===========



See accompanying notes to consolidated financial statements.

                     EAGLE BUILDING TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Three Months Ended
                                     March 31,       March 31,
                                       2002            2001
                                    -----------     -----------

SALES                               $   311,561     $   611,144

COSTS OF SALES                          189,099         484,944
                                    -----------     -----------

GROSS PROFIT                            122,462         126,200
                                    -----------     -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              6,001,269       1,506,264
                                    -----------     -----------

LOSS FROM OPERATIONS                 (5,878,807)     (1,380,064)
                                    -----------     -----------

OTHER EXPENSES:
 Interest expense                      (508,389)        (22,389)
                                    -----------     -----------

NET LOSS                            $(6,387,196)    $(1,402,453)
                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                             7,650,000       4,490,000
  - Diluted                           7,650,000       4,490,000

NET LOSS
  PER COMMON SHARE
  - Basic                                  (.83)           (.31)
                                    -----------     -----------
  - Diluted                         $      (.83)    $      (.31)
                                    ===========     ===========



See accompanying notes to consolidated financial statements.

                    EAGLE BUILDING TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                       Three Months Ended
                                     March 31,       March 31,
                                       2002            2001
                                    ----------      ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                         $(6,387,196)    $(1,402,453)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization                       71,187         110,655
     Stock issued for services
       and interest                  4,232,730         580,212
     Depreciation                       50,440          22,247
  Changes in operating assets
   and liabilities:
     Advances                              -            35,514
     Accounts receivable               188,008          50,725
     Inventories                      (289,959)        (97,147)
     Prepaid expenses                      -            (5,200)
     Deposits                          384,231         729,232
     Accounts payable and
       accrued expenses             (1,253,301)     (2,311,745)
                                   -----------     -----------
   NET CASH USED IN
    OPERATING ACTIVITIES            (3,003,860)     (2,287,960)
                                   -----------     -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Decrease (increase) in
    other assets                      (158,100)        100,000
  Investment in subsidiaries
    (net of cash acquired)                 -           (34,000)
  Purchase of property, plant
   and equipment                      (142,211)       (246,906)
                                   -----------     -----------

   NET CASH USED IN
     INVESTING ACTIVITIES             (300,311)       (180,906)
                                   -----------     -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Cash overdraft                           -              (439)
  Net advances from officer                -            11,500
  Net proceeds from note payable     3,624,172         216,912
  Payments on note payable            (993,595)            -
  Proceeds from issuance of stock      986,181       2,375,000
                                   -----------     -----------

  NET CASH PROVIDED BY
    FINANCING ACTIVITIES             3,616,758       2,602,973
                                   -----------     -----------

NET INCREASE IN CASH                   312,587         134,107
CASH AT BEGINNING OF PERIOD            174,686             -
                                   -----------     -----------

CASH AT END OF PERIOD              $   487,273     $   134,107
                                   ==========      ===========




See accompanying notes to consolidated financial statements.

                        EAGLE BUILDING TECHNOLOGIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                 MARCH 31, 2002


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying interim consolidated financial statements of Eagle Building Technologies, Inc. are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended
          December 31, 2001 as filed with the Securities and Exchange
          Commission.

NOTE 2 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2002 through March 31, 2002:

                                                              Additional
                                              Common           Paid In
                                        Shares     Amount      Capital
                                       ---------   --------   -----------
          Balance - Jan. 1, 2002        7,015,271   $ 7,015   $31,399,870

          Common stock sold for cash      110,333       110       986,071

          Issuance of Common Stock
           for services and interest      513,333       514     4,232,216
                                       ----------   -------   -----------

          Balance  - March 31, 2002     7,638,937   $ 7,639   $36,618,157
                                       ==========   =======   ===========


          NOTE 3 -  WEIGHTED AVERAGE SHARES
                    -----------------------

                    Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the companies stock options and warrants and are considered to be anti-dilutive common stock equivalents, determined by using the treasury stock method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At March 31, 2002, the Company had total assets of $16,469,619, as compared to total assets of $15,876,397 at December 31, 2001; and total liabilities[1] of $20,715,760 at March 31, 2002, as compared to total liabilities of $18,954,253 at December 31, 2001; and stockholders' deficit at March 31, 2002 of $(5,414,889), as compared to $(4,246,604) at December
31, 2001.

Liquidity and Capital Resources

     As of March 31, 2002, the Company's cash totaled $487,273 as compared to $174,686 at December 31, 2001. Net cash used in operations was $3,003,860 for the quarter ended March 31, 2002, compared to $2,287,960 in the same quarter ended March 31, 2001.

     The Company has no present additional commitment that is likely to result in its liquidity increasing or decreasing in any significant way.
In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

     Sales for the three months ended March 31, 2002 were $311,561 compared with sales of $611,144 in the quarter ended March 31, 2001. The Company recorded a net loss of $6,387,196 for the quarter ended March 31, 2002, compared to a net loss of $1,402,453 for the quarter ended March 31, 2001. Included in the loss for the quarter ended March 31, 2002 were expenses of $4,232,730 recorded as a result of the issuance of 513,333 shares of the Company's common stock for services and interest.


-----------------------------

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

                       PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          See information contained in Item 3 - Legal Proceedings in the Company's Form 10-KSB for the year ended December 31, 2001 filed on August 20, 2002.

Item 2.   CHANGE IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          See information contained in Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act in the Company's Form 10-KSB for the year ended December 31, 2001 filed on August 20, 2002.

          In March, 2002, the Board of Directors of the Company approved the formation of an Executive Committee to negotiate a settlement with the SEC as well as address issues arising out of the civil actions involving the events at issue in the SEC action; investigate and initiate legal proceedings against parties involved in the events arising out of the SEC action; and to negotiate the terms and conditions of financing for the Company (subject to final Board approval).

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b) (1) On or about January 22, 2002, the Company filed a Report on Form 8-K announcing the appointment of Dan H. Curlee as Chief Operating Officer and Ron G. Lakey as Treasurer and Chief Financial Officer.

               (2) On or about February 14, 2002, the Company filed a Report on Form 8-K announcing that the Company had contacted the Securities and Exchange Commission and has requested that trading in the Company's common stock be suspended because the Company believes that its financial statements will have to be restated for at least the past two (2) years.

               (3) On or about March 1, 2002, the Company filed a Report on Form 8-K announcing the following:

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

                    (c) Effective February 27, 2002, EGBT's President, Chief Executive Officer, and Chairman of the Board of Directors, Anthony M. Damato, resigned his officer and board positions. In addition, on February 18, 2002, EGBT's outside auditors, Tanner & Co., withdrew their report on the December 31, 2000 financial statements and any assurances rendered associated with the financial statements filed in 2000 and 2001.

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





<PAG>                               -12-




                    (f) EGBT is currently in discussions with potential investors to provide additional financing for the company.

               (4) On or about March 18, 2002, the Company filed a Report on Form 8-K announcing the following changes to the make-up of its board of directors: Charles Gargano, Robert Kornahrens and Ralph Thomson have resigned and Howard
                    Ash and Bruce P. Mauldin have been added to the board.
                    Mr. Ash is the Chairman of Claridge Management and a former Chief Financial Officer of Ives Motors Corporation and Chief Operating Officer of BioCard Corporation.
                    Mr. Mauldin is the President and Chief Executive Officer of Texas Airways, Inc., a Texas holding company and consulting group. EGBT also announced that its board of directors has made the following appointments: board member Meyer Berman has been named Acting Chairman of the Board, board member and Chief Operating Officer Dan Curlee has been named to the additional position of President, and board member and Secretary Don Pollock has been named to the additional position of Treasurer. In addition, Ron Lakey has resigned as Chief Financial Officer. Finally, EGBT announced that it is proceeding with the development of residential housing in Puerto Rico using the IMSI building system.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE BUILDING TECHNOLOGIES, INC.


   August 29, 2002            By:/S/Dan Curlee
                                 ------------------------------
                                  Dan Curlee, President and CEO



              CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS
                    PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc. for the period ended March 31, 2002, Dan Curlee, President and Chief Executive Officer, and Meyer Berman, Acting Chief Financial Officer and and Director of Eagle Building Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (a) such quarterly Report on Form 10-QSB for the period ended March 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in such quarterly Report on Form 10-QSB for the period ended March 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                           EAGLE BUILDING TECHNOLOGIES, INC.



Dated: August 29, 2002     By:/s/Dan Curlee
                              --------------------------------
                              Dan Curlee, President and CEO



Dated: August 29, 2002     By:/s/Meyer Berman
                              --------------------------------
                              Chairman, Acting Chief Financial
                              Officer and Director