Form 10QSB
period 2002-06-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-08-29
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2002
                                             ---------------


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


       225 N.E. Mizner Boulevard, Suite 502, Boca Raton, Florida 33432
       ---------------------------------------------------------------
                 (Address of principal executive offices)


                              (561) 672-4800
              ------------------------------------------------
              (Issuer's telephone number, including area code)


         20283 Powerline Road, Suite 213, Boca Raton, Florida 33498
         ---------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [X]                               No [ ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,794,771 shares of Common Stock, $.001 par value, issued and outstanding at June 30, 2002.

                    EAGLE BUILDING TECHNOLOGIES, INC.

                                  INDEX



PART I.   FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements


            Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001

            Consolidated Statements of Operations - Three months and six months ended June 30, 2002 and 2001 (Unaudited).

            Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001 (Unaudited).

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security-Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

                    EAGLE BUILDING TECHNOLOGIES, INC.


                      PART I - FINANCIAL INFORMATION


Item I.  Consolidated Financial Statements
         ---------------------------------

                   EAGLE BUILDING TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                               June 30,      December 31,
                                                2002             2001
                                             (Unaudited)
                                             ------------    ------------
CURRENT ASSETS:

  Cash                                       $    113,409    $    174,686
  Accounts Receivable, net                        444,748         758,365
  Inventories                                   2,440,935       1,525,131
  Prepaid expenses                                 25,152          25,152
                                             ------------   -------------
      TOTAL CURRENT ASSETS                      3,024,244       2,483,334
                                             ------------   -------------

PROPERTY AND EQUIPMENT, net                     3,076,914       2,946,754
                                             ------------   -------------

OTHER ASSETS -
  Deferred development costs                    3,281,117       2,629,139
  Investment in unconsolidated
   subsidiaries                                   386,820         386,820
 Intangible assets                              7,287,978       7,430,350
                                             ------------   -------------
      TOTAL OTHER ASSETS                       10,955,915      10,446,309
                                             ------------   -------------

             TOTAL ASSETS                    $ 17,057,073   $  15,876,397
                                             ============   =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and
   accrued expenses                          $  5,968,939    $  6,686,911
 Notes payable                                  7,959,206       5,364,008
 Deposits                                       1,295,041         550,485
                                             ------------   -------------
    TOTAL CURRENT LIABILITIES                  15,223,186      12,601,404
                                             ------------   -------------

LONG TERM LIABILITIES                           7,487,013       6,352,849
                                             ------------   -------------

REDEEMABLE COMMON STOCK, 155,834
 shares issued and outstanding                  1,168,748       1,168,748
                                             ------------   -------------

SHAREHOLDERS' DEFICIT:
 Common Stock, $.001 par value
  11,666,666 shares authorized
 7,638,937 and 7,015,271 shares
  issued and outstanding at June 30,
  2002 and December 31, 2001                        7,639           7,015
 Additional paid in capital                    36,618,157      31,399,870
 Accumulated deficit                          (43,447,670)    (35,653,489)
                                             ------------   -------------
    TOTAL STOCKHOLDERS' DEFICIT                (6,821,874)     (4,246,604)
                                             ------------   -------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $ 17,057,073    $ 15,876,397
                                             ============   =============





See accompanying notes to consolidated financial statements.

                      EAGLE BUILDING TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                         Three Months Ended               Six Months Ended
                                      June 30,        June 30,       June 30,        June 30,
                                        2002            2001           2002            2001
                                    -----------     -----------    -----------     -----------
SALES                               $   183,089     $ 1,805,267    $   494,650     $ 2,416,411

COSTS OF SALES                          111,424       1,222,636        300,523       1,707,580
                                    -----------     -----------    -----------     -----------

GROSS PROFIT                             71,665         582,631        194,127         708,831

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              1,336,829       1,877,267      7,338,098       3,383,531
                                    -----------     -----------    -----------     -----------

LOSS FROM OPERATIONS                 (1,265,164)     (1,294,636)    (7,143,971)     (2,674,700)

OTHER INCOME (EXPENSES):
 Investment income                          -           318,500            -           318,500
 Interest expense                      (141,822)        (36,990)      (650,210)        (59,379)
                                    -----------     -----------    -----------     -----------

LOSS BEFORE INCOME TAXES             (1,406,986)     (1,013,126)    (7,794,181)     (2,415,579)

PROVISION FOR INCOME TAXES                  -               -              -               -
                                    -----------     -----------    -----------     -----------
NET LOSS                            $(1,406,986)    $(1,013,126)   $(7,794,181)    $(2,415,579)
                                    ===========     ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                             7,795,000       5,456,000      7,726,000       5,000,000
  - Diluted                           7,795,000       5,456,000      7,726,000       5,000,000

NET LOSS PER COMMON SHARE
  - Basic                           $      (.18)    $     (.19)    $     (1.01)    $     (.48)
                                    -----------     -----------    -----------     -----------
  - Diluted                         $      (.18)    $     (.19)    $     (1.01)    $     (.48)
                                    -----------     -----------    -----------     -----------






See accompanying notes to consolidated financial statements.

                  EAGLE BUILDING TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                  Six Months Ended
                                               June 30,        June 30,
                                                 2002            2001
                                             ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                   $ (7,794,181)  $ (2,415,579)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization                                 142,372        221,436
     Stock issued for services
       and interest                             4,232,730      1,706,920
     Depreciation                                 100,880         44,278
     Reinvested investment income                     -         (318,500)
  Changes in operating assets
   and liabilities:
     Advances                                         -           16,548
     Accounts receivable                          313,617       (331,720)
     Inventories                                 (915,804)       170,176
     Prepaid expenses                                 -         (482,861)
     Deposits                                     744,556        542,602
     Accounts payable and
       accrued expenses                          (717,972)    (2,099,168)
                                             ------------   ------------
   NET CASH USED IN
     OPERATING ACTIVITIES                      (3,893,802)    (2,945,868)
                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries
    (net of cash acquired)                            -          (80,225)
  Increase in investments and deferred
    development costs                            (651,978)    (1,000,556)
  Purchase of property, plant
   and equipment                                 (231,040)       (30,947)
                                             ------------   ------------
   NET CASH USED IN
     INVESTING ACTIVITIES                        (883,018)    (1,111,728)
                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                      -             (439)
  Net advances from officer                           -       (1,095,372)
  Proceeds from notes payable                   4,832,224      5,034,303
  Payments on notes payable                    (1,102,862)           -
  Purchase of treasury stock                          -          (50,000)
  Proceeds from issuance of stock                 986,181      2,924,999
                                             ------------   ------------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                        4,715,543      6,813,491
                                             ------------   ------------

NET INCREASE (DECREASE ) IN CASH                  (61,277)     2,755,895

CASH AT BEGINNING OF PERIOD                       174,686            -
                                             ------------   ------------
CASH AT END OF PERIOD                        $    113,409   $  2,755,895
                                             ============   ============


                  EAGLE BUILDING TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Unaudited)


                                                 Six Months Ended
                                               June 30,       June 30,
                                                 2002           2001
                                             ------------   ------------

CASH PAID DURING PERIOD FOR INTEREST         $     27,310   $     40,892


SUPPLEMENTAL DISCLOSURE:

During the six months ended June 30, 2001, the Company issued stock at the following values:

       Note payable conversions                $1,812,729
       Settlement of accrued expense              101,485








See accompanying notes to consolidated financial statements.

                     EAGLE BUILDING TECHNOLOGIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002

NOTE 1 -  BASIS OF PRESENTATION

          The accompanying interim consolidated financial statements of Eagle Building Technologies, Inc. (the "Company") are unaudited, but in the opinion of management reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of the results for the respective full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE 2 -  STOCKHOLDERS' EQUITY

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2002 through June 30, 2002:


                                                              Additional
                                             Common             Paid In
                                         Shares     Amount      Capital
                                       ---------   -------   -----------
     Balance - Jan. 1, 2002            7,015,271   $ 7,015   $31,399,870
     Common stock sold for cash          110,333       110       986,071
     Issuance of Common Stock
       for services and interest         513,333       514     4,232,216
                                       ---------   -------   -----------
     Balance  - June 30, 2002          7,638,937   $ 7,639   $36,618,157
                                       =========   =======   ===========

NOTE 3 -  RECLASSIFICATION

          Certain liability amounts in the Company's December 31, 2001, balance sheet have been reclassified to conform to the June 30, 2002 presentation.

NOTE 4 -  WEIGHTED AVERAGE SHARES

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

Financial Condition

     At June 30, 2002, the Company had total assets of $17,057,073, as compared to total assets of $15,876,397 at December 31, 2001; total liabilities[1] of $22,710,199 at June 30, 2002, as compared to total liabilities of $18,954,253 at December 31, 2001; and stockholders' deficit at June 30, 2002 of $(6,821,874), as compared to $(4,246,604) at
December 31, 2001. The increase in stockholders' deficit was primarily due to the loss incurred for the six months ended June 30, 2002 offset by cash sales and issuances of the Company's common stock for services.

Liquidity and Capital Resources

     As of June 30, 2002, the Company's cash totaled $113,409 as compared to $174,686 at December 31, 2001. Net cash used in operations was $3,893,802 compared to $2,945,868 in the same six month period of 2001.

     In July 2002, the Company restructured $5,340,000 of long term debt to certain Directors and/or affiliates of Directors wherein the conversion price to common stock was reduced from $10.00 per share to $5.00 per share. In addition, the Company pledged all unencumbered assets to secure the outstanding debts.

     The Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.


Results of Operations

     Sales for the three and six months ended June 30, 2002 were $183,089 and $494,650 compared with sales of $1,805,267 and $2,416,411 in the same periods of 2001. The Company experienced a net loss of $1,406,986 for the quarter ended June 30, 2002, and a net loss of $7,794,181 for the six


-----------------------------

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

months ended June 30, 2002 compared to a net loss of $1,013,126 and $2,415,579 for the same periods of 2001. The net losses for the six months ended June 30, 2002 and 2001 included expenses of $4,232,730 and $1,706,920 due to the issuance of common stock for services and interest.

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

                       PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------


          The following pending legal proceedings were originally reported in the Company's Form 10-KSB for the year ended December 31, 2001, filed on August 20, 2002. These pending legal proceedings are updated as following

          Class Actions

          Kelso Capital et al. v. Eagle Building Technologies, Inc.,
          ----------------------------------------------------------
          Anthony D'Amato, Paul-Emile Desrosiers and Tanner + Co.
          -------------------------------------------------------
          (Southern District of Nevada, Civil Case No. CV-S-02-0367-PMP-PAL, filed March 15, 2002)


          Alan Davidson and Victor Kashner v. Eagle Building
          --------------------------------------------------
          Technologies, Inc. (United States District Court, Southern
          ------------------
          District of Florida, Case No. 02-80323-CIV-RYSKAMP, filed March 26, 2002)


          Marc Newman, Kenneth Wait, Dr. Anthony Roberts and Dana Davis,
          --------------------------------------------------------------
          et al. v. Eagle Building Technologies, Inc., Anthony D'Amato,
          -------------------------------------------------------------
          Dr. Ralph Thomson, Andros Savvides, Wilfred G. Mango, Jr.,
          ----------------------------------------------------------
          Donald Pollock, Robert Kornahrens, Charles A. Gargano, Samuel
          -------------------------------------------------------------
          Gejedson, Meyer A. Berman and Tanner + Co. (United States
          ------------------------------------------
          District Court, Southern District of Florida, Case No. 02-80294-CIV-RYSKAMP, filed April 5, 2002)


          Inglewood Holdings, Ltd. V. Eagle Building Technologies, Inc.,
          --------------------------------------------------------------
          and Anthony D'Amato (United States District Court, Southern
          -------------------
          District of Florida, Case No. 02-80340-CIV-MIDDLEBROOKS, filed April 16, 2002)


          David D. Pain v. Eagle Building Technologies, Inc. and Anthony
          --------------------------------------------------------------
          D'Amato (United States District Court, Southern District of
          -------
          Florida, Case No. 02-80372-CIV-HURLEY, filed April 24, 2002)


          Jeff Gass v. Eagle Building Technologies, Inc., Anthony
          -------------------------------------------------------
          D'Amato, Paul-Emile Desrosiers and Tanner + Co. (United States
          -----------------------------------------------
          District Court, District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)


          Robert Gluck v. Eagle Building Technologies, Inc. et al.
          -------------------------------------------------------
          (United States District Court, Southern District of Florida, Case No. 02-CV-80302, filed April 8, 2002)


          Guerrilla IRA Partners, L.P. v. Eagle Building Technologies,
          ------------------------------------------------------------
          Inc. and Anthony D'Amato (United States District Court,
          ------------------------
          Southern District of Florida, Case No. 02-CV-80403, filed May
          3, 2002)

          All of the above complaints were filed in the United States District Courts for Florida and Nevada seeking class action certification for alleged securities violations by Eagle pursuant generally to Section 10(b) and 20(a) of the Exchange Act and Sec Rule 10b-5 promulgated thereunder. The complaints generally alleges that Eagle intentionally perpetrated a fraud upon the public by the dissemination of false and misleading information. By Order dated July 31, 2002, the Court consolidated all of these cases and appointed certain parties as lead Plaintiffs and their attorneys lead counsel for the class. A consolidated complaint has yet to be filed. We anticipate that lead plaintiffs' counsel, once appointed, will file a consolidated Complaint. No trial date has been set.
          We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.


          Paul-Emile Desrosiers v. Eagle Building Technologies, Inc.
          ----------------------------------------------------------
          (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03431 AA). This is an action filed against the Company on April 1, 2002, by the former President and Chief Executive Officer of the Company seeking damages in excess of $15,000 for allegedly owed compensation and reinstatement as an officer and director. The Company filed a motion to dismiss five of the six counts in the complaint; the Court heard oral argument on June 28, 2002. On July 25, 2002, the Court dismissed without prejudice the counts seeking declaratory relief and damages for retaliation, while dismissing with prejudice the counts requesting injunctive relief. On or about August 13, 2002, Desrosiers filed an amended complaint seeking declaratory relief and damages. The Company's response to the amended complaint is due on August 28, 2002. Discovery is in its preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.


          Polysolutions Corp. and Bullhide Liner of Broward County, Inc.
          --------------------------------------------------------------
          v. Eagle Capital International, Inc. (14th Judicial Circuit
          ------------------------------------
          Court in and for Palm Beach County, Florida, Civil Case No. CA-01-9017AB). The complaint was filed on September 4, 2001. On or about April 23, 2002, Plaintiffs filed a motion to amend the complaint to name Anthony D'Amato, Ralph Thomson, Richard Lahey, Andros Savvides, Wilfred Mango, Donald Pollack, Robert Kornahrens, Charles Gargano, Samuel Gejdenson, Meyer Berman, Howard Ash, and Bruce Mauldin as individual defendants. The motion remains pending. The Amended Complaint alleges counts for breaches of contract, fraud in the inducement and breach of fiduciary duty. The law firm of Broad & Cassel, located in Fort Lauderdale, Florida, recently substituted in as counsel for the Company in this matter.


          Jennifer Nina v. Eagle Building Technologies, Inc. (15th
          --------------------------------------------------
          Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-4297AE). This complaint was filed April 10, 2002, alleging claims for unlawful termination, retaliation, breach of contract and unpaid wages, and seeking damages in excess of $15,000.00. On or about May 6, 2002, the Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court, by order entered June 26, 2002, granted that motion, dismissing those claims without prejudice. On July 24, 2002, the Company filed an answer denying liability and asserting affirmative defenses. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.


          Julio Cruz, Jr. v Eagle Building Technologies, Inc. ((15th
          ---------------------------------------------------
          Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-005668-AF). This is an action filed on May 15, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. The Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court granted that motion by Order dated June 28, 2002, dismissing those claims without prejudice. The Company answered the remaining counts of the Company on July 24, 2002, denying liability and asserting affirmative defenses. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.


          Gina Nicoleau v. Eagle Building Technologies, Inc. (15th
          --------------------------------------------------
          Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA-02-05675-AH). This complaint was filed on June 14, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. Plaintiff filed an amended complaint on or about July 10, 2002, dropping the retaliation claims. The Company answered the amended complaint on July 24, 2002, denying liability and asserting affirmative defenses. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

          For additional information concerning pending legal proceedings, see Item 3 - Legal Proceedings in the Company's Form 10-KSB for the year ended December 31, 2001 filed on August 20, 2002.


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

          On August 22, 2002, the Company entered into a Binding Letter of Intent to acquire fifty-one percent (51%) of the issued and outstanding shares of Advanced Construction and Manufacturing Technologies-Pueblo (ACMT-P), a privately held Nevada corporation controlled by Wynn Westmoreland. ACMT-P has represented that it will have firm orders to construct mortarless wall system components for approximately 42,000 homes to be built in Mexico over the next five (5) years. The Company will issue to ACMT-P or its designees 2,244,000 restricted shares of the Company's common stock. The shares will be held in escrow by the Company until ACMT-P meets specific minimum housing contract commitments at which time the restricted shares will be released as follows: 25% upon confirmation by the Company of firm contracts for 12,000 housing units; another 25% upon confirmation of firm contracts for a minimum of 21,000 housing units on or before November 30, 2002; and the balance of the restricted shares to be released on a pro-rata basis upon confirmation of firm commitments for the entire 42,000 housing units.

          In July 2002, the Company restructured $5,340,000 of long term debt to certain Directors and/or affiliates of Directors wherein the conversion price to common stock was reduced from $10.00 per share to $5.00 per share. In addition, the Company pledged all unencumbered assets to secure the outstanding debts.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)(i) On or about April 26, 2002, the Company filed a Report on Form 8-K announcing several class action complaints have recently been filed against Eagle Building Technologies, Inc. ("Eagle") in federal court alleging violations of certain provisions of the Securities Exchange Act of 1934 and certain rules and regulations thereunder. The suits arise from the company's financial statements filed for the periods December 31, 2000 to September 30, 2001 and certain press releases issued during the fall of 2001. Eagle has requested an extension of time to respond to the lawsuit filed against it by the Securities and Exchange Commission ("SEC") based on its settlement discussions with the SEC. Eagle is continuing to work with its outside auditors, Tanner + Co., to restate the above-referenced financial statements and to complete Eagle's financial statement for the period ending December 31, 2001. Eagle recently named Dr. Martin Shubik to its board of directors. Dr. Shubik has a Ph.D. in mathematical economics from Princeton University and has held the Seymour H. Knox Professorship in institutional economics at Yale University since 1975.

               (ii) On or about May 30, 2002, the Company filed a
                    Report on Form 8-K announcing that it has settled the action brought against it by the Securities and Exchange Commission ("SEC") without admitting or denying the allegations contained in the SEC's complaint. As part of the settlement, Eagle has consented to the entry of a final judgment of permanent injunction against it enjoining it from violating the anti-fraud, periodic reporting, and recordkeeping provisions of the federal securities laws.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EAGLE BUILDING TECHNOLOGIES, INC.


August 29, 2002               By:  /s/Dan Curlee
                                 ----------------------------------
                                 Dan Curlee, President and CEO



         CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS
               PURSUANT TO 18 U.S.C. SECTION 1350

  In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc. for the period ended June 30, 2002, Dan Curlee, President and Chief Executive Officer, and Meyer Berman, Chairman, Acting Chief Financial Officer and Director of Eagle Building Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       (a) such quarterly Report on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements o section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (b) the information contained in such quarterly Report on Form 10-QSB for the period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                             EAGLE BUILDING TECHNOLOGIES, INC.


Dated: August 29, 2002       By:   /s/Dan Curlee
                                ------------------------------------
                                Dan Curlee, President and CEO


Dated: August 29, 2002       By:  /s/Meyer Berman
                                ------------------------------------
                                Meyer Berman, Chairman, Acting
                                Chief Financial Officer and Director