Form 10QSB
period 2002-09-30
EAGLE BUILDING TECHNOLOGIES  INC
filed 2002-12-23
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549


                             FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2002
                                         ------------------


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


        700 East Palmetto Park Road, Boca Raton, Florida 33432
        ------------------------------------------------------
              (Address of principal executive offices )


                            (561) 391-7899
           ------------------------------------------------
           (Issuer's telephone number, including area code)


       225 N.E. Mizner Boulevard, Suite 502, Boca Raton, FL 33432
       ----------------------------------------------------------
         (Former name, former address, and former fiscal year,
                     if changed since last report)


Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the
past 90 days. Yes  [X]    No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,795,046 shares of Common Stock, $.001 par value, issued and outstanding at September 30, 2002.

                  EAGLE BUILDING TECHNOLOGIES, INC.

                                INDEX



PART I.    FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets - September 30, 2002
                (Unaudited) and December 31, 2001

                Consolidated Statements of Operations - Three months and nine months ended September 30, 2002 and 2001
                (Unaudited).

                Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001 (Unaudited).

                Notes to Consolidated Financial Statements.

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

    Item 3.     Controls and Procedures

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

SIGNATURES

                  EAGLE BUILDING TECHNOLOGIES, INC.


                    PART I - FINANCIAL INFORMATION


Item I.  Consolidated Financial Statements
         ---------------------------------

                  EAGLE BUILDING TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                     September 30,   December 31,
                                         2002            2001
                                     -------------   ------------
                                      (Unaudited)
CURRENT ASSETS:
  Cash                               $     42,157    $    174,686
  Accounts Receivable, net                526,191         758,365
  Inventories                           1,895,330       1,525,131
  Prepaid expenses                         37,152          25,152
                                     ------------    ------------
      TOTAL CURRENT ASSETS              2,500,830       2,483,334
                                     ------------    ------------

PROPERTY AND EQUIPMENT, net             3,441,250       2,946,754
                                     ------------    ------------

OTHER ASSETS -
  Deferred development costs            3,328,702       2,629,139
  Investment in unconsolidated
   subsidiaries                           386,820         386,820
 Intangible assets                      7,216,791       7,430,350
                                     ------------    ------------
      TOTAL OTHER ASSETS               10,932,313      10,446,309
                                     ------------    ------------

             TOTAL ASSETS            $ 16,874,393    $ 15,876,397
                                     ============    ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and
   accrued expenses                  $  6,749,082    $  6,686,911
 Notes payable                          8,784,958       5,364,008
 Deposits                                 766,124         550,485
                                     ------------    ------------
    TOTAL CURRENT LIABILITIES          16,300,164      12,601,404
                                     ------------    ------------

LONG TERM LIABILITIES                   7,473,457       6,352,849
                                     ------------    ------------

REDEEMABLE COMMON STOCK, 155,834
 shares issued and outstanding          1,168,748       1,168,748
                                     ------------    ------------

SHAREHOLDERS' DEFICIT:
 Common Stock, $.001 par value
  11,666,666 shares authorized
  7,639,212 and 7,015,271 shares
  issued and outstanding at
  September 30, 2002 and
  December 31, 2001                         7,639           7,015
 Additional paid in capital            36,618,157      31,399,870
 Accumulated deficit                  (44,693,772)    (35,653,489)
                                     ------------    ------------
    TOTAL STOCKHOLDERS' DEFICIT        (8,067,976)     (4,246,604)
                                     ------------    ------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT         $ 16,874,393    $ 15,876,397
                                     ============    ============





See accompanying notes to
consolidated financial statements.

                   EAGLE BUILDING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                           September 30,                  September 30,
                                       2002            2001           2002            2001
                                   -----------     -----------    -----------     -----------

SALES                              $ 1,671,162     $   501,488    $ 2,165,812     $ 2,917,899

COSTS OF SALES                       1,280,659         567,705      1,581,182       2,275,285
                                   -----------     -----------    -----------     -----------
GROSS PROFIT                           390,503         (66,217)       584,630         642,614

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES             1,253,460       3,832,354      8,591,558       7,215,884
                                   -----------     -----------    -----------     -----------

LOSS FROM OPERATIONS                  (862,957)     (3,898,571)    (8,006,928)     (6,573,270)

OTHER INCOME (EXPENSES):
 Litigation settlement                     -           230,000            -           230,000
 Foreign currency exchange gain            -           173,862            -           173,862
 Investment income                         -           142,109            -           460,609
 Interest expense                     (383,145)       (263,440)    (1,033,355)       (322,820)
                                   -----------     -----------    -----------     -----------

LOSS BEFORE INCOME TAXES            (1,246,102)     (3,616,040)    (9,040,283)     (6,031,619)

PROVISION FOR INCOME TAXES                 -               -              -               -
                                   -----------     -----------    -----------     -----------

NET LOSS                           $(1,246,102)    $(3,616,040)   $(9,040,283)    $(6,031,619)
                                   ===========     ===========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  - Basic                            7,795,000       6,253,000      7,724,000       5,288,000
  - Diluted                          7,795,000       6,253,000      7,724,000       5,288,000

NET LOSS PER COMMON SHARE
  - Basic                          $      (.16)     $     (.58)   $     (1.17)    $     (1.14)
                                   -----------     -----------    -----------     -----------
  - Diluted                        $      (.16)     $     (.58)   $     (1.17)    $     (1.14)
                                   -----------     -----------    -----------     -----------



See accompanying notes to consolidated financial statements.

                  EAGLE BUILDING TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                             Nine Months Ended
                                                September 30,
                                            2002            2001
                                        -----------     -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                              $(9,040,283)    $(6,031,619)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Amortization                           213,559         110,780
     Stock issued for services
       and interest                       4,232,730       5,087,506
     Depreciation                           151,320          29,817
     Litigation settlement                      -          (230,000)
  Changes in operating assets
   and liabilities:
     Advances                                   -          (389,554)
     Accounts receivable                    232,174        (182,983)
     Inventories                           (370,199)        (16,435)
     Prepaid expenses                       (12,000)     (1,390,502)
     Deposits                               215,639         319,671
     Accounts payable and
       accrued expenses                      62,171      (1,697,926)
                                        -----------     -----------
   NET CASH USED IN
     OPERATING ACTIVITIES                (4,314,889)     (4,391,245)
                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries
    (net of cash acquired)                      -          (187,716)
  Increase in deferred
    development costs                      (699,563)       (220,880)
  Purchase of property, plant
   and equipment                           (645,816)        (36,315)
                                        -----------     -----------
   NET CASH USED IN
    INVESTING ACTIVITIES                 (1,345,379)         (3,151)
                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                -              (439)
  Net advances to officer                       -          (977,220)
  Proceeds from notes payable             5,811,822       5,390,309
  Payments on notes payable              (1,270,264)            -
  Purchase of treasury stock                    -           (50,000)
  Proceeds from issuance of stock           986,181       3,202,838
                                        -----------     -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  5,527,739       7,565,488
                                        -----------     -----------

NET INCREASE (DECREASE ) IN CASH           (132,529)      3,171,092

CASH AT BEGINNING OF PERIOD                 174,686             -
                                        -----------     -----------

CASH AT END OF PERIOD                   $    42,157     $ 3,171,092
                                        ===========     ===========

                  EAGLE BUILDING TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Unaudited)

                                             Nine Months Ended
                                                September 30,
                                            2002            2001
                                         -----------     ----------

CASH PAID DURING PERIOD FOR INTEREST     $       -       $   65,669


SUPPLEMENTAL DISCLOSURE:

During the nine months ended September 30, 2001, the Company issued stock at the following values:

    Note payable conversions                $2,017,415
    Settlement of accrued expense              101,485
























See accompanying notes to consolidated financial statements.

                  EAGLE BUILDING TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002


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

NOTE 2 -  STOCKHOLDERS' EQUITY
          --------------------

          Changes in Stockholders' Equity - The following represents the changes in stockholders' equity from January 1, 2002 through September 30, 2002:

                                                          Additional
                                   Common                   Paid In
                                   Shares     Amount        Capital
                                 ---------   --------     -----------
Balance - Jan. 1, 2002           7,015,271   $  7,015     $31,399,870
Common stock sold for cash         110,333        110         986,071
Issuance of Common Stock
  for services and interest        513,608        514       4,232,216
                                 ---------   --------     -----------

Balance  - September 30, 2002    7,639,212   $  7,639     $36,618,157
                                 =========   ========     ===========

NOTE 3 -  RECLASSIFICATION
          ----------------

          Certain liability amounts in the Company's December 31, 2001, balance sheet have been reclassified to conform to the September 30, 2002 presentation.

NOTE 4 -  WEIGHTED AVERAGE SHARES
          -----------------------

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

Financial Condition

     At September 30, 2002, the Company had total assets of $16,874,393, as compared to total assets of $15,876,397 at December 31, 2001; total liabilities[1] of $23,773,621 at September 30, 2002, as compared to total liabilities of $18,954,253 at December 31, 2001; and stockholders' deficit at September 30, 2002 of $(8,067,976), as compared to $(4,246,604) at
December 31, 2001. The increase in stockholders' deficit was primarily due to the loss incurred for the nine months ended September 30, 2002 offset by cash sales and issuances of the Company's common stock for services.

Liquidity and Capital Resources

     As of September 30, 2002, the Company's cash totaled $42,157 as compared to $174,686 at December 31, 2001. Net cash used in operations was $4,314,889 compared to $4,391,245 in the same nine month period of 2001.


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

Results of Operations

     Sales for the three and nine months ended September 30, 2002 were $1,671,162 and $2,165,812 compared with sales of $501,488 and $2,917,899 in the same periods of 2001. The Company experienced a net loss of $1,246,102 for the quarter ended September 30, 2002, and a net loss of $9,040,283 for the nine months ended September 30, 2002 compared to a net loss of $3,616,040 and $6,031,619 for the same periods of 2001. The net losses for the nine months ended September 30, 2002 and 2001 included expenses of $4,232,730 and $5,087,506 due to the issuance of common stock for services and interest.

Item 3.   Control and Procedures
          ----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------

     Within the 90 days prior to the date of this report, Eagle Building Technologies, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                    PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS
            -----------------

       Pending Litigation:
       -------------------

       The following pending legal proceedings were originally reported in the Company's Form 10-KSB for the year ended December 31, 2001, filed on August 20, 2002. These pending legal proceedings are updated as following

       In re Eagle Building Technologies, Inc. Securities Litigation
       -------------------------------------------------------------
       (United States District Court, Southern District of Florida, Civil Case No. 02-80294, filed April 5, 2002)

       This Consolidated Complaint was filed in the United States District Court for the Southern District of Florida seeking class action certification for alleged securities violations by Eagle pursuant generally to Section 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. The Complaint generally alleges that Eagle intentionally perpetrated a fraud upon the public by the dissemination of false and misleading information. The Complaint also names as defendants Tanner + Co., Anthony D'Amato, and Paul-Emile Desrosiers. By Order dated July 31, 2002, the Court consolidated this case with other related cases against the Company and appointed certain parties as lead Plaintiffs and their attorneys lead counsel for the class. Accordingly, the following cases were closed by the Court and thus are no longer active cases:

       Kelso Capital et al. v. Eagle Building Technologies, Inc.,
       ----------------------------------------------------------
       Anthony D'Amato, Paul-Emile Desrosiers and Tanner & Co. (Southern
       -------------------------------------------------------
       District of Nevada, Civil Case No. CV-S-02-0367-PMP-PAL, filed March 15, 2002)

       Alan Davidson and Victor Kashner v. Eagle Building Technologies,
       ----------------------------------------------------------------
       Inc. (United States District Court, Southern District of Florida,
       ----
       Case No. 02-80323-CIV-RYSKAMP, filed March 26, 2002)

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

       Jeff Gass v. Eagle Building Technologies, Inc., Anthony D'Amato,
       ----------------------------------------------------------------
       Paul-Emile Desrosiers and Tanner & Co. (United States District
       --------------------------------------
       Court, District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)

       Robert Gluck v. Eagle Building Technologies, Inc. et al. (United
       --------------------------------------------------------
       States District Court, Southern District of Florida, Case No. 02-CV-80302, filed April 8, 2002)

       Guerrilla IRA Partners, L.P. V. Eagle Building Technologies, Inc.
       -----------------------------------------------------------------
       and Anthony D'Amato (United States District Court, Southern
       -------------------
       District of Florida, Case No. 02-CV-80403, filed May 3, 2002

       A Consolidated Complaint was filed on October 15, 2002. The Company's response is due on November 29, 2002. Discovery is in its preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

       Paul-Emile Desrosiers v. Eagle Building Technologies, Inc. (15th
       ----------------------------------------------------------
       Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03431 AA). This is an action filed against the Company on April 1, 2002, by the former President and Chief Executive Officer of the Company seeking damages in excess of $15,000 for allegedly owed compensation and reinstatement as an officer and director. The Company filed a motion to dismiss five of the six counts in the complaint; the Court heard oral argument on June 28, 2002. On July 25, 2002, the Court dismissed without prejudice the counts seeking declaratory relief and damages for retaliation, while dismissing with prejudice the counts requesting injunctive relief. On or about August 13, 2002, Desrosiers filed an amended complaint seeking declaratory relief and damages. The Company filed an answer denying liability and asserting counterclaims against Desrosiers, generally alleging that Desrosiers defrauded the Company and breached his employment agreement and his duties as a director and as an officer of the Company. Discovery is in its preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

       Polysolutions Corp. and Bullhide Liner of Broward County, Inc.
       --------------------------------------------------------------
       v. Eagle Capital International, Inc. (15th Judicial Circuit Court
       ------------------------------------
       in and for Palm Beach County, Florida, Civil Case No. CA-01-9017AB). The complaint was filed on September 4, 2001. On or about April 23, 2002, Plaintiffs filed a motion to amend the complaint to name Anthony D=Amato, Ralph Thomson, Richard Lahey, Andros Savvides, Wilfred Mango, Donald Pollack, Robert Kornahrens, Charles Gargano, Samuel Gejdenson, Meyer Berman, Howard Ash, and Bruce Mauldin as individual defendants. The motion remains pending. The Amended Complaint alleges counts for breaches of contract, fraud in the inducement and breach of
       fiduciary duty.  On October 17, 2002,            the Company
       filed an answer denying liability and asserting affirmative defenses. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

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

       Julio Cruz, Jr. v Eagle Building Technologies, Inc. (15th
       ---------------------------------------------------
       Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-005668-AF). This is an action filed on May 15, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. The Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court granted that motion by Order dated June 28, 2002, dismissing those claims without prejudice. The Company answered the remaining counts of the Company on July 24, 2002, denying liability and asserting affirmative defenses. Discovery is in the preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

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

       Mark Neuman v. Anthony D'Amato, Wilfred G. Mango, Jr., Donald
       -------------------------------------------------------------
       Pollack, Ralph Thomson, Robert Kornahahrens, Charles A. Gargano,
       ----------------------------------------------------------------
       Samuel Gejedenson, Meyer Berman, Richard W. Lahey, and Eagle
       ------------------------------------------------------------
       Building Technologies, Inc. (Case No. 02-05560 AG in the 15th
       ---------------------------
       Circuit Court for Palm Beach County, Florida

       This is a shareholder derivative suit seeking damages in excess of $15,000 brought by a shareholder of the Company purportedly on behalf of the Company itself. The Company and all of the individual defendants except D'Amato filed a motion to dismiss the complaint on July 3, 2002. The Court did not rule on that motion because the plaintiff agreed to file an amended complaint. The plaintiff has not yet filed its amended complaint, so no response by the Company is due yet. No discovery has occurred and no trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

       Actionable Intelligence Technologies, Inc. v. Eagle Building
       ------------------------------------------------------------
       Technologies, Inc. (Case No. 02-3197 AB in the 15th Circuit Court
       ------------------
       for Palm Beach County, Florida

       This is a suit filed on March 12, 2002, by a company based in San Diego, California, arising out of the Company's alleged breach of a contract between the parties and seeking damages in excess of $15,000. On April 30, 2002, the Company filed an answer to the complaint denying liability and asserting affirmative defenses. Discovery is in its preliminary stages. No trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results.

       New Litigation:
       ---------------

       A.R.H. Family, LTD., Corey L. Hart and Ray L. Hart Living Trust,
       ----------------------------------------------------------------
       JDCAN Holdings, LP, John R. McLaughlin, Terry E. McLaughlin, Jun
       ----------------------------------------------------------------
       Ming Trading, Ltd., Ken Taylor, Last Time Around, LP., Michael
       --------------------------------------------------------------
       Kenoyer and Pomposh Zutshi v. Eagle Building Technologies, Inc.,
       ----------------------------------------------------------------
       Eagle Capital International Ltd., n/k/a Eagle Building
       ------------------------------------------------------
       Technologies, Inc., Eagle Fuller International, Ltd., and Fuller
       ----------------------------------------------------------------
       International Development, Ltd., (Case No. GN203813 in the 345
       -------------------------------
       Judicial District for Travis County, Texas)

       This is a petition for interpleader and a declaratory judgment, filed on October 21,2002, in the District Court in and for Travis

       County, Texas, by a group purporting to have made loans to, and investments in, Eagle and related companies. The suit asks the court to value the plaintiffs' holdings in Eagle and determine corrective action to comply with the Florida usury statute.
       Eagle was not served at it's principal office. Plaintiffs allege that service was properly effected on Eagle's agent in Texas.
       The parties have agreed to extend the deadline for Eagle's response to the complaint with Eagle fully preserving all of its defenses, including improper service of process. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Eagle in the event that either a favorable or an unfavorable outcome results.

Item 2.   CHANGE IN SECURITIES
          --------------------

       Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

       The Company has been in material default for more than thirty
       (30) days with respect to the following indebtedness which in the aggregate exceeds five percent (5%) of the total assets of the Company, to wit:

       (a)  Heber-Bishop Note                  $  100,000.00
       (b)  Fleming Manufacturing Co. Note        121,879.00
       (c)  David Luce Note                       200,000.00
       (d)  Inglewood Holdings Note               350,000.00
       (e)  William Fleming Note                2,125,000.00
       (f)  Urbina Group Notes[2]               3,000,000.00
                                               -------------
                                     TOTAL     $5,896,879.00
                                               =============


       The above referenced indebtedness is included in the December 31, 2001 and September 30, 2002 balance sheets set forth in Part I,
       Item 1 (See Consolidated Financial Statements).

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

       Not Applicable

________________________


[2] With respect to the Urbina Group Notes, the Company disputes the indebtedness which is the subject of a pending lawsuit (See Part II, Item 1 - Legal Proceedings).

Item 5.   OTHER INFORMATION
          -----------------


       On August 22, 2002, the Company entered into a Binding Letter of Intent to acquire fifty-one percent (51%) of the issued and outstanding shares of Advanced Construction and Manufacturing Technologies-Pueblo (ACMT-P), a privately held Nevada corporation controlled by Wynn Westmoreland, a Director of the Company. In November 2002, the Company terminated the Binding Letter of Intent with ACMT-P.

       In July 2002, the Company restructured $5,340,000 of long term debt to certain Directors and/or affiliates of Directors wherein the conversion price to common stock was reduced from $10.00 per share to $5.00 per share. In addition, the Company pledged all unencumbered assets to secure the outstanding debts.

       In October 2002, the following individuals were appointed to the Company's Board of Directors:

       Saul Fenster: Since 1978, Dr. Fenster has been the President of
       ------------
       The New Jersey Institute of Technology, a public research university and has authored two textbooks and numerous research papers. His industrial experience includes a period as Senior and Research Engineer with Sperry Rand Corporation and as a partner in an industrial consulting firm. Dr. Fenster currently serves on the Board of Directors of IDT Corporation, and on numerous science and technology committees. Dr. Fenster is a Fellow of the American Society of Mechanical Engineers and a Fellow of the American Society for Engineering Education. He is also a member of the American Association for the Advancement of Science, The Society of Manufacturing Engineers and on the Council on Competitiveness. Dr. Fenster earned a B.S. degree from City College of New York in 1953, an M.S. degree from Columbia University in 1955, and a Ph.D from the University of Michigan in 1959.

       J. Warren Blaker: Since 1987, Dr. Blaker has been employed by the
       ----------------
       Centery for Lightwave Science and Technology and has holds the positions of Professor of Physics and Chemistry and Director.
       In addition, from 1987 to 1989, Dr. Blaker also held the position as the Acting Chair of Electrical Engineering. Dr. Blacker currently serves on the Board of Directors of IDT Corporation.
       In years prior to 1987, Dr. Blaker served as a Senior Consultant with Optical Resources, Inc., CEO of University of Optical Products, and Vice President of Research and Development of Danker Laboratories where he developed new contact lenses and lens manufacturing processes. Dr. Blacker earned his B.S. from

       Wilkes University in 1955 and a Ph.D from the Massachusetts Institute of Technology in 1958.

       George Gager: Since 1999, Mr. Gager has served as the Managing
       ------------
       Director of Griffon Group, LLC, a consulting practice focused on urban revitalization projects over $100 million including housing, industrial, office and retail real estate. From 1997 to 1999, Mr. Gager was a Community Renaissance Fellow at Yale University School of Managment. From 1994 to 1997, and part-time until 2000, Mr. Gager was employed by U.S. Congressman Sam Gejdenson. From 1986 to 1994, Mr. Gager was the Managing Director for The Chester Group and Cambium Partners, and from 1976 to 1986, he was the Chief Operating Officer of Trefoil Development Company. Mr. Gager earned his Bachelor of Arts Degree from Connecticut College in 1971.

       Steve Levy: Since 1999, Mr. Levy has been the President of  China
       ----------
       Great Wall New Building Systems, Ltd., the Company's joint venture partner in Beijing, PRC. From 1997 to present, Mr. Levy has also been the co-owner of Chaoqi Productions, LLC, an independent television production company in China. From 1978 to 1995, Mr. Levy was employed as an attorney with the law firm of Manatt Phelps and Phillips in Washington D.C. and was a partner of the law firm from 1995 to 1997.

       In November, 2002, Wynn Westmoreland resigned as a Director and Chief Operating Officer of the Company.

       In November, 2002, Dan Curlee resigned as a Director of the Company, and provided ninety (90) day notice of his intention to resign as President and Chief Executive Officer of the Company.

       Effective December 1, 2002, Rhys Donald Pollock resigned as an Officer and Director of the Company.

       The Company's wholly-owned subsidiary, Great Wall New Building Systems, through its fifty-five percent (55%) joint venture interest in The Beijing Shang Long Building Materials Co., Ltd., has commenced some initial operations. The plant is currently producing 480,000 paving blocks against an initial user requirement of 30,000 square meters of paving materials at a price of 27RmB per square meter. Furthermore, based on having obtained local government support, the joint Venture is involved in negotiations in the Bank of China for working capital and fixed asset financing not to exceed 8 million RmB. Pending these negotiations, the Chinese partner, MYRE, is supplying working funds for labor and materials.

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

                           EAGLE BUILDING TECHNOLOGIES, INC.


December 20, 2002          By:/s/ Meyer A. Berman
                              ----------------------------------
                              Meyer A. Berman, President and CEO



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying quarterly Report on Form 10-QSB of Eagle Building Technologies, Inc. for the period ended September 30, 2002, Dan Curlee, President, and Meyer A. Berman, Chief Financial Officer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

     1. Such quarterly Report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
          and

     2. The information contained in such quarterly Report on Form 10-QSB for the period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Eagle Building Technologies, Inc.

                             EAGLE BUILDING TECHNOLOGIES, INC.


Dated: December 20, 2002     By: /s/ Meyer A. Berman
                                ----------------------------------
                                Meyer A. Berman, President and CEO


Dated: December 20, 2002     By:/s/ Meyer A. Berman
                                ----------------------------------
                                Meyer A. Berman, Chairman and CFO

      SECTION 302 CERTIFICATION PURSUANT TO SARBANES-OXLEY ACT OF 2002
      ----------------------------------------------------------------


     I, Meyer A. Berman, Chairman, CEO, President and CFO of Eagle Building Technologies, Inc. hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eagle Building Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002       /s/ Meyer A. Berman
                              ---------------------------------------
                              Meyer A. Berman, Chairman, CEO,
                              President and CFO