Form 10-K
period 2002-12-31
EAGLE BUILDING TECHNOLOGIES  INC
filed 2003-07-28
CIK 947431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                             -----------------

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


             700 East Palmetto Park Road, Boca Raton, Florida 33432
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (561) 391-7899
                           ---------------------------
                           (Issuer's telephone number)

           225 N.E. Mizner Boulevard, Suite 502, Boca Raton, FL 33432
              -----------------------------------------------------
              (Former name, former address, and former Fiscal Year,
                          if changed since last report)

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes { }     No  {x}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for fiscal year ended December 31, 2002:    $2,928,164

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $1.40 per share as reported in the Pink Sheets LLC on June 30, 2003, was approximately $8,950,000 based on a total of 6,388,731 shares, which total excludes shares of Common Stock held by each officer and director and by each person known to the Company to own 5% or more of the outstanding Common Stock. Such shares have been excluded and such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                        EAGLE BUILDING TECHNOLOGIES, INC.



                               TABLE OF CONTENTS

                                                                         Page
PART I
------

Item 1.  Business......................................................... 3

Item 2.  Properties....................................................... 6

Item 3.  Legal Proceedings................................................ 7

Item 4.  Submission of Matters to a
           Vote of Security Holders....................................... 13

PART II
-------

Item 5.  Market for Company's Common Equity
           And Related Stockholder Matters................................ 13

Item 6.  Management's Discussion and
           Analysis or Plan of Operations................................. 14

Item 7.  Financial Statements and Supplementary Data...................... 16

Item 8.  Change in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure....................................... 16

PART III
--------

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.............................. 17

Item 10. Executive Compensation........................................... 18

Item 11. Security Ownership of Certain
           Beneficial Owners and Management............................... 20

Item 12. Certain Relationships and Related Transactions................... 22

Item 13. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K.............................. 23

SIGNATURES ............................................................... 27

                                     PART I

                           Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-KSB are subject to certain assumptions, risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained labor and changes in industry regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Form 10-KSB, such as "expects", "believes", "estimates", and "anticipates" and variations of such words and similar expressions are intended to identify such forward- looking statements.

         On February 14, 2002, the Company informed the Securities and Exchange Commission and requested that trading in the Company's common stock be suspended because the Company believed that its financial statements for prior years had to be restated. The Company consented to the entry of a preliminary injunction brought against it by the Securities and Exchange Commission ("SEC") enjoining further violations of the Securities laws and proceeded to revise its financial reports. These events were brought about by the Company's discovery in February 2002 that its CEO, Anthony D'Amato, had falsified reports of its earnings from operations in India for the years 2000-2001 and that these earnings were intentionally fabricated by Mr. D'Amato.

         Trading in the Company's stock was allowed to resume on March 1, 2002.

ITEM 1.   BUSINESS
          --------

General

         Eagle Building Technologies, Inc. (the "Company") is a Nevada corporation involved in several facets of the concrete masonry products industry, including 1) the manufacture of concrete products manufacturing equipment, plants, and accessories; 2) the wholesale manufacture of masonry materials for the construction trade; and 3) the development of affordable housing projects utilizing proprietary masonry construction methods. The Company also has a holding in an allied building materials business which fabricates specialty doors and entrance systems.

         The Company has certain rights to market the Integrated Masonry Systems, Inc. ("IMSI") patented technology and trademarks in Mexico, India, China and Puerto Rico. The Company is attempting to establish itself in the masonry products and real estate markets by offering a unique high strength insulated masonry wall system that affords significant advantages in terms of thermal efficiency, strength, ease of construction and overall cost savings. (See below "Mortarless Wall Systems")

Operations

Masonry Products Manufacturing Systems

Fleming Manufacturing Company

         As of October 2000, the Company acquired all of the issued and outstanding securities of Fleming Manufacturing Company, Inc. ("Fleming Manufacturing"), a Missouri corporation located in Cuba, Missouri, from William
M. Fleming ("Fleming") for an aggregate purchase price of $3,875,000. The Company is financing the acquisition via a Note and purchase money security interest in favor of Fleming. The Company has negotiated a restructure of the Fleming Note.

         Fleming Manufacturing has been in business for almost 60 years. It is one of the leading U.S. companies principally engaged in the manufacture of concrete masonry products machinery, plant systems, components and accessories and is the leader in the manufacture of mobile block equipment and related products to the concrete products industry. Fleming Manufacturing makes a mobile block plant for the production of mortarless block and pavers on site.

Affordable Housing

Eagle Building Technologies of Puerto Rico, Inc.

         Eagle Building Technologies of Puerto Rico, Inc. ("EPR") is a wholly-owned subsidiary of the Company organized and existing under the laws of the Commonwealth of Puerto Rico in January 2002, for the purpose of producing the components of high quality advanced mortarless wall systems and delivering on site erection of the wall systems. EPR is currently producing wall components under license from IMSI at a five (5) acre facility located in Salinas, Puerto Rico. The entire production of this facility will be dedicated to facilitating the Law 124{1} development in Salinas that is contiguous to the production facility.

Salinas Developers Group, Inc.

         Salinas Developers Group, Inc. ("SDI"), is a Puerto Rican corporation of which seventy-five percent (75%) is owned by the Company. The Company agreed to purchase its seventy-five percent (75%) stock position from existing shareholders in 2001 and finished paying for its shares in the first quarter of 2002.

         SDI is authorized to build approximately 170 Law 124 homes(1) on real property it owns in Salinas, Puerto Rico. These homes will sell for approximately $70,000 each. SDI is currently negotiating construction and permanent take-out financing with Doral Bank in Puerto Rico. SDI has contracted with JRC Construction, a well respected builder in Puerto Rico to be the General Contractor for the project and anticipates that JRC Construction will be its general contractor for subsequent projects.

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

Concrete Masonry Products

Great Wall New Building Systems

         Through its wholly-owned subsidiary, Great Wall New Building Systems, Inc., the Company controls a concrete products operation in Beijing China under the auspices of a 55-45 joint venture with a Beijing municipally-owned real estate development company, Beijing- Mi Yun Real Estate Development Company ("MYRE"). (See MYRE web site HTTP://WWW.FDCMY.COM )

         The joint venture facility is situated on a 15 acre site approximately 45 miles northeast of the Beijing Capital International Airport in Beijing Mi Yun County which is one of several new "satellite cities" under the control of the Beijing municipality. The area has benefited from over $2 billion in infrastructure development and is a new center for light industry, higher education and municipal administration. Thus, Beijing Mi Yun supplies a ready market for the Company's joint venture products and services, with over 100,000 new housing units planned for new construction in the next several years and with MYRE involved in a major portion of the construction and development work.

         The heart of the operation is a state of the art Fleming "Eagle" concrete products casting machine capable of producing more than 3 million concrete masonry units annually per 8 hour shift. In addition the plant manufactures local product using traditional Chinese "wet cast" methods and is presently producing pavers for several MYRE projects using this method pending the shipment of molds and accessories for high-speed mass production of such products starting in mid Summer 2003.

         The market for concrete masonry products in Beijing is especially promising given the anticipated spike in residential construction prior to the 2008 Olympics and in light of governmental policies to prohibit the use of red clay masonry due to the deleterious effect of the harvesting of this clay upon agricultural topsoil.

         Given the relative assuredness of the local market, the Company's main challenge is to install sufficient production capacity to meet known and anticipated demand and maximize output. To this end, the Company is coordinating supply arrangement for the China operation among its Great Wall subsidiary, Fleming and the Chinese joint venture.

----------------
(1) Law 124 is a Puerto Rican housing program that subsidizes the down payment and financing of homes for low and moderate income families.

Specialty Systems

Master Holdings

         The Company has concluded arrangements in the acquisition of a minority interest (16%) of Master Srl ("Master") of Italy (HTTP://WWW.MASTERDOOR.IT), through Master Holdings LLC, which was formed for the purpose of completing the Company's previously reported planned acquisition of Master. Master is a fabricator of advanced design armored doors. Master started designing and manufacturing armored doors in 1978. Continuous investments in technology and the development of new products have allowed Master to consolidate its ranking amongst the leading manufacturers in the Italian market and to successfully penetrate major European and International markets.

Mortarless Wall Systems

         The Company owns an interest in the stock of IMSI, Inc. which owns patent rights to the IMSI Wall System. The investment in IMSI has been included in intangible assets as part of the Company's overall plan to secure rights to the related patents and licenses. This system features insulated reinforced masonry that is dry-stacked. IMSI blocks have cavities in which insulation is embedded to provide thermal stability without sacrificing structural integrity. Mortarless wall systems do not require mortar between the individual blocks but rather use a system of interlocking materials and an internal reinforcement grid of cement and rebar in combination with a surface- bonding compound composed of cement, chopped fiberglass and other materials to provide a weather resistant, structurally sound and impermeable surface. Other mortarless wall systems available to the Company vary in some degree from the IMSI system with the primary deviation being in the quality of thermal insulation.

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

Other Subsidiaries

         As previously reported, the Company has divested its ownership in Business Dimensions Inc. and has ceased all connection with Eagle Fuller International and Eagle Building Technologies, Private Ltd. of India and Jayant Tipnis Consultants, PL (JTCPL). In addition, the company's subsidiary, Bullhide Corporation ceased operations in the first quarter of 2002. The Company has closed Eagle Italia Srl, which was formed to acquire Master. In lieu thereof, the Company, as noted above, is an investor in Master Holdings.

Employees

         As of December 31, 2002, the Company, inclusive of wholly-owned subsidiaries had a total of 45 employees broken down as follows: 3 employees at the corporate headquarters, 2 employees for the China subsidiary and 40 employees for Fleming Manufacturing Corp.

Competition

         The Company's operations are all specialized niche activities in the building materials and industrial machinery production sectors. As a result, the Company believes that competitive risks are fairly low and that its main challenge is to ensure adequate capacity to respond to specialized market demand for its products and services. For example, Fleming Manufacturing is one of three U.S. manufacturers of concrete masonry products manufacturing machinery and within its sector, total market demand exceeds industrial capacity. Similar circumstances pertain in China. In Puerto Rico, the Company's development rights are exclusive at its operating sites.

Government Regulation

         The Company's use of proprietary masonry construction methods is subject to local building code approval and/or compliance and governmental inspections. The Company's sale of homes in Puerto Rico is also subject to the requirements of Public Law 124 which defines certain aspects of eligibility for subsidized housing.

         In China, the Company's joint venture operations are subject to The Law Of The People's Republic Of China On Joint Ventures Using Chinese and Foreign Investment and Beijing municipal laws and regulations based thereon. In addition, all products produced in China are subject to various quality control standards, certifications and quality inspections.

ITEM 2.   PROPERTIES
          ----------

         The Company currently manufactures products at two (2) facilities, leases two (2) separate facilities for administrative and manufacturing purposes, and utilizes one (1) office maintained by joint venture partners at no cost, as follows:

         Boca Raton, Florida - The Company maintains its principal administrative offices via a sublease from M.A. Berman Company. M.A. Berman Company is owned and controlled by Meyer A. Berman, the Company's Chairman and largest shareholder. The sublease is based upon an oral month-to-month understanding whereby the Company pays M.A. Berman Company $20,000 per month for the space, telephone and internet connections, office equipment, and the services of four (4) M.A. Berman Company staff members for administrative support

         Salinas, Puerto Rico - Salinas Developers Group, Inc. owns twenty (20) acres of developmental real property in Salinas, Puerto Rico. The twenty (20) acres is subject to a note and purchase money mortgage in the approximate amount of $500,000. The note has matured and the Company has agreed to pay this note at the closings of the first 23 homes sold anticipated to be in July of 2003. Additionally, the twenty (20) acres is subject to liens filed by general contractors for services rendered in connection with improvements to the real property.

         Salinas, Puerto Rico - Eagle Building Technologies of Puerto Rico, Inc. owns five (5) acres of real property in Salinas, Puerto Rico. The real property is free and clear of all liens and encumbrances. The property is improved and suitable to house EPR's administrative offices and production facilities.

         Cuba, Missouri - The Company owns a 20,000 square foot manufacturing and warehouse facility located in Cuba, Missouri (outside St. Louis). The facility is approximately 35 years old. The facility encompasses the manufacturing operation of Fleming Manufacturing Company, a wholly-owned subsidiary of the Company. The facility is used to manufacture mobile block plants. The facility has no room for expansion as demand may necessitate; however, the Company also leases an additional 32,000 square foot manufacturing facility conveniently located adjacent to the owned facility at a cost of $4,000 per month. The lease is for a ten (10) year term commencing January 1, 2001. The Company has a right of first refusal to acquire the leased premises and an option to purchase the leased premises during the initial ten (10) year term of the lease for the appraised value of the premises. The facilities leased by the Company are well maintained. Both facilities are adequately insured and in substantial compliance with environmental laws and regulations.

         Mi Yun, China - The Mi Yun joint venture owns its land and improvements including a factory building and on-site administrative offices and various other adjacent buildings used for an in-house materials laboratory and employee cafeteria.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

         From time to time, the Company may be involved in litigation that arises in the normal course of business operations.

Securities and Exchange Commission

         SEC v. Eagle Building Technologies, Inc. and Anthony D'Amato (Civil Action No. 1:02CV397ESH D.D.C.) The SEC and the Company agreed to settle the lawsuit in May 2002. The Court signed the settlement papers on or about May 30, 2002, entering a permanent injunction against the Company for any future violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b- 20, 13a-1, 13a-13, and 13b2-1. The Company made no admission or denial of liability in connection with the settlement.

         In March 2003, Anthony D'Amato was ordered to forfeit $56,623 in trading profits plus prejudgment interest of $5,637, and agreed to cancel 367,742 shares of Eagle Building stock, including 286,500 shares of stock he received as compensation for acting as an officer and director of the Company and an additional 81,242 shares to satisfy the requirement that he repay his trading profits and prejudgment interest that had been given as part of his compensation.

         In October 2002, D'Amato consented to entry of a permanent injunction that prohibits him from making false statements in press releases and reports made to the SEC, creating false business records, and providing false information to the Company's auditors in violation of the anti-fraud, periodic reporting and internal record-keeping provisions of Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13b2-1, and 13b2-2. D'Amato is also barred from serving as an officer or director of any publicly traded company.

         Mr. D'Amato pleaded guilty in a criminal case to one count of securities fraud in the Southern District of Florida before United States District Judge Jose E. Martinez, and is scheduled to be sentenced criminally for his conduct in relation to the Company in July. Pursuant to the Victims Recovery Act, the Company intends to file a claim for restitution.

Class Actions

         As previously reported, the Company has been named as a defendant in various class action suits alleging securities violations by Eagle pursuant generally to Section 10(b) and 20(a) of the Exchange Act and Sec Rule 10b-5 promulgated thereunder. The complaints generally allege that Eagle intentionally perpetrated a fraud upon the public by the dissemination of false and misleading information.

         By order dated July 31, 2002, the United States District Court for the Southern District of Florida consolidated all of the class action cases, appointed certain parties as lead plaintiffs and the attorneys for the plaintiffs as lead co-counsel for the class. The new case is styled In Re Eagle Building Technologies, Inc., Securities Litigation, Case Number
02-80294-CIV-RYSKAMP.

         Kelso Capital et al. v. Eagle Building Technologies, Inc., Anthony D'Amato, Paul-Emile Desrosiers and Tanner + Co. (Southern District of Nevada, Civil Case No. CV-S-02-0367-PMP-PAL, filed March 15, 2002)

         Alan Davidson and Victor Kashner v. Eagle Building Technologies, Inc. (United States District Court, Southern District of Florida, Case No. 02-80323-CIV-RYSKAMP, filed March 26, 2002)

         Marc Newman, Kenneth Wait, Dr. Anthony Roberts and Dana Davis, et al.
v. Eagle Building Technologies, Inc., Anthony D'Amato, Dr. Ralph Thomson, Andros Savvides, Wilfred G. Mango, Jr., Donald Pollock, Robert Kornahrens, Charles A. Gargano, Samuel Gejedson, Meyer A. Berman and Tanner + Co. (United States District Court, Souther, District of Florida, Case No. 02-80294-CIV-RYSKAMP, filed April 5, 2002)

         Inglewood Holdings, Ltd. V. Eagle Building Technologies, Inc., and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-80340-CIV-MIDDLEBROOKS, filed April 16, 2002)

         David D. Pain v. Eagle Building Technologies, Inc. and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-80372-CIV-HURLEY, filed April 24, 2002)

         Jeff Gass v. Eagle Building Technologies, Inc., Anthony D'Amato, Paul-Emile Desrosiers and Tanner + Co. (United States District Court, District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)

         [Robert Gluck v. Eagle Building Technologies, Inc. et al. (United States District Court, Southern District of Florida, Case No. 02-CV- 80302, filed April 8, 2002{2})]

         Guerrilla IRA Partners, L.P. v. Eagle Building Technologies, Inc. and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-CV-80403, filed May 3, 2002)

Additional Securities Litigation
--------------------------------

         Deborah Donoghue v. Eagle Building Technologies, Inc., U.S. District Court for the Southern District of New York Case 03CV2472. This stockholder's derivative suit seeks to recover alleged "short swing" profits realized by certain beneficial owners of the Company's common stock in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company's position is that the claims are satisfied because the proceeds of such sales in excess of any imputable profits were given over to the Company and/or, in any case, many of the transactions identified in the claims are exempt transactions. A pre-trial conference has been scheduled in the case.

         Mark Neuman v. Anthony D'Amato, et al. and Eagle Building Technologies, Inc. (as a nominal defendant) (15th Judicial Circuit in and for Palm Beach County, Florida, Case No. CA 02-05560-AG). This complaint was filed on May 9, 2002, as a shareholders derivative action alleging breach of fiduciary duty, misappropriation of confidential information, and contribution and indemnification. The Plaintiff is seeking damages in excess of $15,000. The Company filed a motion to dismiss the complaint on July 3, 2002. The Court has not yet issued a ruling on the motion. No discovery has occurred and no trial date has been set. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. Co-Defendant Robert Kornahrens recently filed a cross-claim for legal fees against the Company.

         Anthony I. Bentley, James Bruce Whiting and Beverly D. Whiting v. Eagle Building Technologies, Inc. (Third Judicial District Court, Salt Lake City, Utah, Case No. CA 02-0901808). The complaint alleges breach of contract, unjust enrichment and conversion for failure to issue securities to the Plaintiffs.

         Trust #191190MAN(A) v. Eagle Building Technologies, Inc. et al. (US District Court, District of Utah, Central Division, Case No. 02-CV-202CV-0502ST). This is an action brought by a Trust whose agent is Clealon B. Mann. The Trust's sole cause of action is brought under RICO and alleges that Eagle failed to remove the Rule 144 legend from 8,333 shares of Eagle stock, claimed the shares were attached pursuant to a pending lawsuit, and titling shares in the name of Clealon Mann. Plaintiff's claimed damages are the amount of the Eagle shares at the time it would have sold them. However, Plaintiff does not indicate when such a sale would have occurred. As with the McConkie lawsuit, General Securities Transfer Agency (GSTA) and Iverna Morgan, GSTA's president, were named as defendants and Eagle has agreed to indemnify them. The Company is defending this action based upon the following grounds: (a) the shares were titled in the name of the trust, and listed Mann only as trustee; (b) the shares were issued without restriction in August 2000; and (c) at least two writs of execution were issued in 2001, both of which specifically attached the Trust's shares and prevented the sale of said shares. The Company has filed an answer to the Complaint denying all allegations.

         F. Briton McConkie and Stephen R. Fey v. Eagle Capital International, and General Securities Transfer Agency, Inc. (United States District Court for the Central Division of Utah, Civil Case No. 2:01-CV0-0950 ST). This is an action brought by Brinton McConkie and Stephen Fey on the grounds of breach of contract. The plaintiffs allege that Eagle wrongfully refused to transfer 200,000 shares, represented by certificates number 432114 and 432119. Plaintiffs have produced affidavits of Doug Dent and Ralph Thompson, former members of the Eagle Board of Directors, in which both men state that the shares were properly issued. The potential damages in this matter would likely be the value of the shares in April 2001, when Plaintiffs initially requested the shares transferred. The Company's asserted defense is that the shares in question were never properly issued and there was a lack or failure of consideration. Discovery has just begun. Additionally, GSTA, the agency handling Eagle's stock certificates, was named as a defendant. Eagle has agreed to indemnify GSTA in this matter.

Other Litigation
----------------

         Polysolutions Corp. and Bullhide Liner of Broward County, Inc. v. Eagle Capital International, Inc. (14th Judicial Circuit Court in and for Palm Beach County, Florida, Civil Case No. CA-01-9017AB). The complaint was filed on September 4, 2001. On or about April 23, 2002, Plaintiffs sought to amend the complaint to name Anthony D'Amato, Ralph Thomson, Richard Lahey, Andros Savvides, Wilfred Mango, Donald Pollack, Robert Kornahrens, Charles Gargano, Samuel Gejdenson, Meyer Berman, Howard Ash, and Bruce Mauldin as individual defendants. The Amended Complaint alleges counts for breaches of contract, fraud in the inducement and breach of fiduciary duty. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter. A cross claim was recently filed by former Director Kornahrens in this matter, complaining that the Company was failing to honor its obligations to defend him. The Company believes that this cross claim will be withdrawn in light of the substitution of new counsel.

         Actionable Intelligence Technologies, Inc. v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03197 AB). A complaint was filed on March 12, 2002, by a company based in San Diego, California, arising out of the Company's alleged breach of a contract between the parties, and seeking damages in excess of $15,000. The plaintiff claims that the Company owes more than $820,000.00 for consulting services rendered, and up to $5,000,000.00 for services that were to be performed in the future. On April 30, 2002, the Company filed an answer to the complaint denying liability and asserting several affirmative defenses. Discovery is in its preliminary stages. No trial date has been set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

         Taskin Ticaret, LTD. v. Fleming Manufacturing Company, Inc. (Circuit Court for Crawford County, Missouri, Case No. CV100-269CC). A judgment of $119,215 was entered into against Fleming on May 29, 2002 following a two day jury trial. Because all of the assets of Fleming serve as collateral to lending institutions or other secured creditors, Fleming does not have the authority or ability to pay the judgment. The matter is on appeal.

         J.C. Group Corp. and Jose A. Camacho v. Salinas Developers, Inc., Eagle Building Technologies (Civil No. G-CD2002-0109; Sala 302) On April 18, 2002, Plaintiffs J.C. Group, Inc. ("J.C. Group") and Jose A. Camacho ("Camacho") filed a complaint against Salinas Development Group, Inc. ("SDG"), a Puerto Rico corporation controlled by the Company and Eagle Building Technologies, of Puerto Rico, Inc. ("Eagle-PR"), a wholly-owned subsidiary of the Company in the Federal District Court of the Commonwealth of Puerto Rico claiming $1,260,299 plus damages and legal fees. SDG timely filed the Answer to the Complaint and a Counterclaim. SDG alleges in its Counterclaim that Plaintiffs owe $4,110,000 to SDG on account of fund deviation, false and excessive invoicing and damages. Eagle-PR filed a motion for summary judgment based on the fact that it is not liable for the acts of SDG and that Eagle-PR is not the stockholder of SDG. In addition, SDG filed a Third Party Complaint against Camacho for $5,910,000 claiming: 1) poor performance as project manager; 2) fund deviation; 3) false invoicing; 4) purchase of land in his own name with SDG funds; 5) breach of fiduciary duty; 6) interference with SDG's business; and 7) failure to make capital contributions. On June 20, 2002, Plaintiffs filed an Amended Complaint against SDG and Eagle-PR, and increased the amount claimed to $2,872,857.29, including the lost profits of Camacho. As of the date of this filing, because of the complex nature of the matters involved, the outcome of this case cannot be predicted.

         Paul-Emile Desrosiers v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03431 AA). This is an action filed against the Company on April 1, 2002, by the former President and Chief Executive Officer of the Company seeking damages in excess of $15,000 for allegedly owed compensation and reinstatement as an officer and director. The Company filed a motion to dismiss five of the six counts in the complaint; the Court heard oral argument on June 28, 2002. On July 25, 2002, the Court dismissed without prejudice the counts seeking declaratory relief and damages for retaliation, while dismissing with prejudice the counts requesting injunctive relief. The only count remaining at the time of this Report is Desrosiers's claim for Breach of Contract. Discovery is in its preliminary stages. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

         Jennifer Nina v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02- 4297AE). This complaint was filed April 10, 2002, alleging claims for unlawful termination, retaliation, breach of contract and unpaid wages, and seeking damages in excess of $15,000.00. On or about May 6, 2002, the Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court, by order entered June 26, 2002, granted that motion, dismissing those claims without prejudice. Discovery is in the preliminary stages. A trial date is set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter

         Julio Cruz, Jr. v Eagle Building Technologies, Inc. ((15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02- 005668-AF). This is an action filed on May 15, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. The Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court has not yet ruled on that motion, although Plaintiff's counsel has agreed to entry of an order dismissing these claims without prejudice. Discovery is in the preliminary stages. No trial date has been set. A trial date is set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

         Gina Nicoleau v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA-02- 05675-AH). This complaint was filed on June 14, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. Plaintiff's counsel has advised us that he intends to amend the complaint to drop the retaliatory discharge claims. Discovery is in the preliminary stages. A trial date is set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

         A.R.H. Family et al. v. Eagle Building Technologies, Inc., Cause Number GN203813, 345th Judicial District, Travis County, Texas.; La Petrona Ltd. v. Eagle Building Technologies, GN300161, 250th Judicial District, Travis County Texas. These suits allege that the Company fraudulently solicited investment monies from a syndicate of individual investors organized by their investment advisor Lee Urbina. The Company takes the position that the fraud was perpetrated on these investors by Anthony D'Amato on his own account and without the knowledge of the Company through the creation of an investment vehicle entirely under his personal control, without authorization of the Company, and for his own purposes.

         Eagle Building Technology Inc., v. Zurich American Insurance Comapany, 02-22611-CIV-Ryskamp, U.S. District Court for the Southern District of Florida. This case approved a settlement between the Company and its insurance carrier whereby certain funds were released to the Company pursuant to a binder for D&O and liability coverage. Under the terms of the Settlement, the former officers are barred from claiming coverage under the binder and the funds are available to the Company for the costs of defending liability claims asserted against the Company.

         IMSI, Inc. v. Eagle Building Technologies, Inc., U.S. District Court, Central Division, Utah. The suit seeks damages and an injunction for alleged infringement of IMSI patents related to the Company's use of the IMSI system in Puerto Rico. The Company is of the view that the claims have no merit. The Plaintiff has not moved for specific relief in connection with the Company's projects in Puerto Rico.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

        None.

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

       Fiscal Period                      High Bid       Low Bid
       -------------                      --------       -------

       2001:
       -----
       First Quarter..................... $  5.58        $  1.68
       Second Quarter....................    7.29           2.50
       Third Quarter.....................    8.59           3.35
       Fourth Quarter....................   12.10           5.25

       2002:
       -----
       First Quarter..................... $ 12.40        $  1.38
       Second Quarter....................    3.95           2.30
       Third Quarter.....................    3.08           2.30
       Fourth Quarter....................    2.95           1.20

       2003:
       -----
       First Quarter..................... $  3.25        $  1.00
       Second Quarter
         (through June 30, 2002)......... $  2.30        $  1.05

         As of June 30, 2003, there were approximately 532 record holders of the Company's outstanding Common Stock. Since additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses, the Company was unable to determine the precise number of beneficial owners of its Common Stock as of June 30, 2003.

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

General

         The Company was incorporated in Nevada in 1994 under the name IAC, Inc. and has since changed its name to Eagle Building Technologies, Inc. During 1998, the Company acquired the assets of IMSI CapFund, Inc. ("CapFund"). CapFund utilized the IMSI{R} Block System which, today, through licensing agreements between the Company and IMSI, is the preferred technology of the Company.

         As of December 31, 2002, the Company controlled and operated subsidiaries including the following consolidated subsidiaries, Great Wall Building Systems, Inc., Fleming Manufacturing Company, Salinas Development Corporation and Eagle Building Technologies of Puerto Rico and a 16% interest in Master Holdings.

Financial Condition

         At December 31, 2002, the Company had total assets of $10,699,268 as compared to total assets of $15,876,397 at December 31, 2001; total liabilities(2) of $25,704,104 as compared to $18,954,253 in 2001; total stockholders' deficit of $16,173,584 as compared to $4,246,604 in 2001. The increase in stockholders' deficit during the year ended December 31, 2002 was the result of operational losses in the year 2002, the impairment of the value of certain tangible and intangible assets due to changes in conditions and assumptions and settlement costs claims and litigation. Impairment losses and settlement costs claims and litigation recorded during the years ended December 31, 2002 and 2001 were as follows:

                                                         2002           2001
                                                         ----           ----

   Impairment of goodwill related to the Company's
    investment in:
      Great Wall Building Systems, Inc.                   -           $1,696,309
      Fleming Manufacturing                           1,208,991           -
      Salinas Development                             1,096,234           -
  Impairment of Investment in Unconsolidated
   Subsidiaries:
      Master Door                                         -            3,581,183
      China Joint Venture                                 -              622,618

   Impairment of Property and Equipment                   -              399,600
   Impairment of License Rights                       4,030,797
   Settlement Costs Claims and Litigation               858,476        4,012,427

-------------
(2) As a result of the Company's investigation in connection with the restatement of its 2001 financials, the Company believes that there may be third parties to whom Anthony D'Amato, the Company's former Chairman and CEO, has obligated, or made representations purporting to obligate, the Company, or to issue equity in the Company without the knowledge or authorization of the Company's Board of Directors. The Company will continue to investigate and determine the validity of any such third party claims on a case by case basis. At the time of this filing, the Company cannot determine the financial impact, if any, to the Company as a result of Mr. D'Amato's actions.

Liquidity and Capital Resources

         As of December 31, 2002, the Company's cash totaled $141,066 as compared to $174,686 at December 31, 2001, a decrease of $33,620. Net cash used in operations in 2002 was $7,123,502 compared to $6,523,129 in 2001. During the years 2002 and 2001 the Company did not generate cash flow sufficient to meet operating requirements. The Company funded this deficiency in 2002 and 2001 primarily through proceeds from notes payable in the approximate amount of $6,800,000 and $9,500,000 and cash proceeds from the sale of common stock in the approximate amount of $986,000 and $4,231,000, respectively.

         On July 2, 2001, the Company raised $5,340,000 through the issuance of convertible 10% notes payable due July 2, 2004 including $3,340,000 from Mr. Meyer Berman, a Director of the Company. In addition, Mr. Berman personally and through various entities controlled by Mr. Berman made various short-term loans to the Company through-out 2002 and 2001 which as of December 31, 2002 and 2001 totaled approximately $6,390,000 and $1,380,000.

         In addition, the Company will continue to seek out additional financing in order to continue or expand its operations through-out the foreseeable future.

Results of Operations

         REVENUES - Sales for the year ended December 31, 2002, were $2,928,164 compared to sales of $3,402,915 in 2001. This decrease was the result of inadequate financing in 2002 available in order to meet sales objectives. The Company anticipates that sales will increase in 2003 due to anticipated increased liquidity.

         GROSS PROFIT - Gross profit for the year ended December 31, 2002 was $492,633 compared to gross profit of $485,051 for 2001. Gross profit as a percentage of sales increased to 16.8% in 2002 compared to 14.3% in 2001.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization for the year 2002 increased to $1,062,325 as compared to $569,789 in 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $10,653,985 for the year ended December 31, 2002, as compared to $11,251,560 for 2001.

         IMPAIRMENT COSTS AND SETTLEMENT COSTS AND LITIGATION - Impairment costs and Settlement Costs and Litigation for the year ended December 31, 2002 totaled $7,194,498 as compared to $10,312,137 for 2001. Details related to the 2002 and 2001 impairment losses are as follows:

                                                         2002           2001
                                                         ----           ----

   Impairment of goodwill related to the Company's
    investment in:
      Great Wall Building Systems, Inc.                   -           $1,696,309
      Fleming Manufacturing                           1,208,991           -
      Salinas Development                             1,096,234           -
  Impairment of Investment in Unconsolidated
   Subsidiaries:
      Master Door                                        -             3,581,183
      China Joint Venture                                -               622,618

   Impairment of Property and Equipment                  -               399,600
   Impairment of License Rights                       4,030,797
   Settlement Costs Claims and Litigation               858,476        4,012,427

         The Company during 2002 and 2001 recorded settlement costs claims and litigation in the amount of $858,476 and $4,012,427 related primarily to the accrual for estimated amounts the Company may owe and the write-down of assets as the result of anticipated future settlements.

         OTHER INCOME (EXPENSE) - Other income (expense) is broken down into the following three (3) areas for 2002 and 2001: interest expense, gain on sales of securities, and other. The balances were ($1,106,142), $318,500 and $462,272, respectively, in 2001. Interest expense in 2001 was primarily the result of the issuance of common stock for accrued interest.

         The 2002 amounts were ($912,541), $0 and $0 respectively. Interest expense in 2002 included ($355,900) as the result of the issuance of common stock for accrued interest.

         The Company experienced a net loss of $18,268,391 in 2002 compared to a net loss of $21,404,016 in 2001. As stated above, the net losses incurred included total impairment costs and settlement costs and litigation of $7,194,498 and $10,312,137 in 2002 and 2001, respectfully.

Critical Accounting Policies

         The SEC's Financial reporting Release No. 60 requires all companies to include a discussion of critical accounting polices or methods used in the preparation of financial statements. We have identified the following as accounting policies that are the most critical to aid in understanding and evaluating our financial results:

|_| Accounting for costs and revenues associated with real estate development

|_|      Accounting for contingencies associated with our litigation

|_| Evaluation of impairment of intangible assets and our investment in Master Door

         Our policies for accounting for real estate development activities are described in Note 1 to the financial statements. Currently no sales of homes have occurred and the Company has incurred significant costs to develop its Salinas project. These costs have been capitalized and will be charged against the revenues from the sale of the related homes. The Company has estimated the total revenues to be received from the sale of the homes and has recorded an expense for any estimated loss it may incur from the ultimate sale of these homes. Should the Company incur costs in excess of its estimates or not be able to realize the estimated revenue from the sale of the homes, an additional impairment loss would be required to be recognized.

         As more fully described under Item 3, the Company has significant litigation and claims that could result in losses in excess of those provided for in the financial statements. The Company's policy is to evaluate all claims and determine whether legal counsel and we believe the likelyhood of an unfavorable outcome is probable, reasonably possible or remote. For those claims we evaluate as reasonably possible or remote, no amounts are provided for in the financial statements. For those claims we believe are probable and estimable we have recorded an estimated liability in the financial statements. However, estimating the outcome of litigation and claims and estimating the potential losses is difficult and therefore the amounts provided for could change and those changes could be significant.

         As described in Note 1 to the financial statements, the Company evaluates all tangible and intangible assets for impairment and provides for losses when it is determined that impairment has occurred. Based on the Company's estimate of future cash flows etc., losses for impairment have been provided for on many of the Company's assets. These estimates change based on the economic environment and other factors that could have a significant impact on the Company's financial statements.

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

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------------------

         (a) CURRENT DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF THE DATE OF THIS REPORT


Name                       Age       Position
----                       ---       --------

Meyer A. Berman            68        Chairman of the Board and CEO

Steven A. Levy             52        Director and President, Great Wall New
                                     Building Systems

Debbie Keogh               49        Director and President, Fleming
                                     Manufacturing

Alan Jawitz                73        Director


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

         DEBBIE KEOGH is President of Fleming Manufacturing Company and a Director of Eagle. At Fleming she is responsible for all facets of Fleming's' manufacturing operation, sales, marketing and financial matters. Following a career in professional administration, Ms. Keogh joined Fleming 15 years ago, where she started in sales and came to learn all aspects of Fleming's business.

         STEVEN A. LEVY is a Director and President of the Company's Great Wall New Building Systems ("GWNBS") subsidiary and Chairman of the joint venture between GWNBS and the Mi Yun Real Estate Development Company in Beijing China. Prior to joining the Company, he practiced law in Washington DC, focusing on international business transactions. He served as a member of the President's Export Council, Subcommittee on Export Administration and has undertaken interfaith relations and philanthropic work with the Catholic Archdiocese of Maryland.

         ALAN JAWITZ joined the Board in 2002, following a long career in private legal practice in Manhattan, where he specialized in litigation. Mr. Jawitz graduated from Dickinson School of Law and attended Duquesne University.

         There are no other significant employees. There are no family relationships between the above listed persons, nor is there any involvement in certain legal proceedings except for those described under Item 3. The Company's directors serve for a term of one year, or until their successors shall have been elected and qualified.

     (b)  CHANGES IN OFFICERS AND DIRECTORS FROM JANUARY 1, 2002 THROUGH
          PRESENT

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

         PAUL-EMILE DESROSIERS joined the Company in December 2000 as Vice President of Operations and Government Relations. In August 2001, Mr. Desrosiers was appointed President, Chief Executive Officer and a Director. In January 2002, Mr. Desrosiers was terminated as an executive officer of the Company.

         RON G. LAKEY joined the Company as Treasurer and Chief Financial Officer in January 2002. In February 2002, Mr. Lakey resigned as an officer of the Company.

         DR. MARTIN SHUBICK joined the Company as a director in April, 2002 and resigned without disagreement in June, 2002.

         DOUGLAS BENDER joined the Company as a director in March 2003 and resigned in April 2003.

         SAM GEJDENSEN joined the Company as a director in February 2001 and resigned without disagreement in April 2003.

         DAN CURLEE joined the Company as COO, then CEO and as a Director in January 2002 and resigned as an officer and Director without disagreement in November 2002.

         HOWARD ASH joined the Company as a Director in March 2002 and resigned without disagreement in December 2002.

         J. WARREN BLAKER joined the Company as a Director in October 2002 and resigned without disagreement in December 2002.

         SAUL FENSTER joined the Company as a Director in October 2002 and resigned without disagreement in December 2002.

         ROGER KAHN joined the Company as a Director in March 2003 and resigned without disagreement in April 2003.

         GEORGE GAGER joined the Company as a Director in October 2002 and resigned without disagreement in April 2003.

         RHYS DON POLLOCK was promoted from Chief Financial Officer to Senior Vice President of Manufacturing in January 2002 and resigned without disagreement as an officer and director effective December 1, 2002. Mr. Pollock began his service as a Director in April 2000.

         BRUCE MAULDIN joined the Company as a Director in March 2002 and resigned without disagreement in August 2002.

         WYNN WESTMORELAND served as a Director from October 2002 through November 2002.

         MEYER BERMAN took over as CEO in December 2002.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

         The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Company's six most highly compensated executive officers or key employees other than the CEO, who were serving as executive officers during the Company's fiscal year ended December 31, 2002 and 2001.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

               Annual Compensation                                                Long Term Compensation
               -------------------                                      --------------------------------------
                                                                               Awards             Payments
                                                                        -----------------------     ----------
                                                                        Restricted   Securities
Name of Individual                                    Other Annual        Stock       Underlying/     LTIP       All Other
and Principal Position   Year   Salary      Bonus     Compensation       Award(s)    Options/SARs    Payouts     Compensation
----------------------   ----   ------      -----     ---------------    --------    ------------    -------     -------------
Anthony D'Amato          2001   $ 33,000(1)  $-0-           -0-              -0-          -0-          -0-            -0-
President//CEO

Paul-Emile Desrosiers    2001   $625,000(2)  $-0-           -0-          128,668(3)       -0-          -0-            -0-
President/CEO

Wilfred G. Mango, Jr.    2001   $130,500     $-0-           -0-              -0-          -0-          -0-            -0-
Chief Operating Officer

Gerry Christensen        2001   $ 90,000     $-0-           -0-           25,000(4)       -0-          -0-            -0-
Comptroller              2002   $ 94,250     $-0-           -0-              -0-          -0-          -0-            -0-

Susan J. Fleming         2001   $186,684(5)  $-0-           -0-              -0-          -0-          -0-            -0-

Debbie Keough            2001   $ 56,979     $-0-           -0-              -0-          -0-          -0-            -0-
President-Fleming        2002   $ 45,448     $-0-           -0-              -0-          -0-          -0-            -0-

Steve Levy               2001   $ 81,250     $-0-           -0-              -0-          -0-          -0-            -0-
President-Great Wall     2002   $ 97,442     $-0-           -0-              -0-          -0-          -0-            -0-

(1) The Company and Mr. D'Amato dispute amounts paid to Mr. D'Amato which amounts may be in excess of $2,000,000, and the amount of compensation paid by the Company cannot be accurately determined at this time.


(2) The Company and Mr. Desrosiers dispute amounts paid to Mr. Desrosiers which amounts may be greater than $625,000.

(3) Pursuant to an Employment Agreement, Mr. Desrosiers received 128,668 shares of the Company's restricted common stock valued at $386,004 ($3.00 per share).

(4) Pursuant to an Employment Agreement, Mr. Christensen received 25,000 shares of the Company's restricted common stock in 2001 valued at $108,501 ($4.34 per share).

(5) Pursuant to a Stock Purchase Agreement between the Company and William Fleming, the spouse of Mr. Fleming, Susan J. Fleming, was retained as an administrative sales coordinator at Fleming Manufacturing Co.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The following table sets forth, as of the date of this report, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company and (iii) all directors and officers of the Company as a group:

                                                         Shares
                                                      Beneficially   Percentage
Name & Address               Position with Company      Owned(1)      of Shares
--------------               ---------------------    ------------   ----------

Paul-Emile Desrosiers
c/o Eagle Building
Technologies, Inc.
700 East Palmetto Park Road
Boca Raton, FL 33432               Director              132,667(2)       1.3%

Meyer Berman
c/o Eagle Building
Technologies, Inc.
700 East Palmetto Park Road
Boca Raton, FL 33432               Director            3,093,568(3)      30.0%

Steven Levy
c/o Eagle Building
Technologies, Inc.
700 East Palmetto Park Road
Boca Raton, FL                     Director               30,000          0.3%

Debbie Keogh
c/o Eagle Building
Technologies, Inc.
700 East Palmetto Park Road
Boca Raton, FL                     Director               30,000          0.3%

Alan Jawitz
c/o Eagle Building
Technologies, Inc.
700 East Palmetto Park Road
Boca Raton, FL                     Director              122,411          1.2%

The "Urbina" Group (4)             Shareholders          514,094          5.0%

All Officers and Directors
  as a Group                                           3,922,740         38.1%

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

(2) Mr. Desrosiers claims status as a director. Issues pertaining to his role in the Company are subject to litigation as reported in Item 3 above.

(3) Includes (i) 2,387,434 shares of Common Stock owned by Meyer A. Berman, individually (including 2.3 million shares awarded in 2003); and (ii) 358,333 shares of Common Stock owned by Meyer A. Berman, Individual Retirement Account. The balance of the shares are held by members of Mr. Berman's immediate family.

(4) The Company considers the "Urbina" group to be acting in concert for purposes of this Report. The "Urbina" group consists of the following individuals/entities (with shares in parenthesis): ARH Family Partnership, Ltd. (32,738); Ray L. Hart Living Trust (537); Corey L. Hart (10,000); JDCAN3 Holdings, LP (43,363); John R. and Terry E. McLaughlin (72,544); Jun Ming Trading, Ltd. (66,340); Ken Taylor (13,170); Last Time Around, L.P. (58,035); Michael Kenoyer (112,252); La Patrona Ltd. (61,896);
      Hill-McVey Family Ltd. Partnership (20,029); Paul Faulkner (2,000); Pamposh Zutshi (6,667); Guadalupe & Ignacio Lozano (466); Intime LP (10,000); Pricilla, Steven & Havilal Maya (1,000); and Martin Slagter (3,056).


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2002, and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 31, 2002, it has been determined that Paul-Emile Desrosiers was delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
          ----------------------------------------------------

         The Company operates in China while holding additional licenses for Mexico, India, Puerto Rico and Europe pursuant to five (5) licensing agreements with Integrated Masonry Systems International, Inc. The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.

         During the period commencing October 2000 to July 2001, Mr. D'Amato converted loans in the amount of $2,397,416 to the Company into 789,879 shares of restricted common stock.

         On January 26, 2001, the Company's Board of Directors approved a 1-for-6 reverse stock split of the Company's common stock effective February 5, 2001.

         During the period ended December 31, 2001, primarily in July 2001, Meyer A. Berman and affiliates of Meyer A. Berman, Chairman of the Board of Directors, loaned the Company a total of $3,340,000. In addition, Mr. Berman personally and through various entities controlled by Mr. Berman made various short-term advances to the Company through-out 2002 and 2001 which as of December 31, 2002 and 2001 totaled approximately $6,700,000 and $1,380,000. During the period commencing January 1, 2003 through June 30, 2003, Meyer A. Berman and affiliates of Mr. Berman loaned the Company an additional approximate net amount of $900,000. In February 2002, Andy Berman and Abby Berman, children of Meyer A. Berman, loaned the Company a total net amount of $240,000.

         During the period ended December 31, 2001, the Company had unsecured advanced receivables (3) in the aggregate amount of $934,645 from its former Chairman and CEO, Anthony D'Amato.

         In February 2002, Don Pollock, an executive officer and director claims to have loaned the Company $40,000.

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

------------
(3) As a result of the Company's investigation in connection with its 2000 and 2001 financials, the Company cannot determine all monies that may be owed to the Company by Mr. D'Amato.

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

  (8) On or about May 1, 2001, the Company filed a Report on Form 8- K announcing the acquisition of eighty-five percent (85%) of the issued and outstanding securities of Master srl ("Master"), an Italian corporation located in Piacenza, Italy, subject to completion of due diligence and a final audit.

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

       (c) Effective February 27, 2002, EGBT's President, Chief Executive Officer, and Chairman of the Board of Directors, Anthony M. Damato, resigned his officer and board positions. In addition, on February 18, 2002, EGBT's outside auditors, Tanner & Co., withdrew their report on the December 31, 2000 financial statements and any assurances rendered associated with the financial statements filed in 2001 and 2000.

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

  (18) On or about April 26, 2002, the Company filed a Report on Form 8-K announcing several class action complaints have recently been filed against Eagle Building Technologies, Inc. ("Eagle") in federal court alleging violations of certain provisions of the Securities Exchange Act of 1934 and certain rules and regulations thereunder. The suits arise from the company's financial statements filed for the periods December 31, 2000 to September 30, 2001 and certain press releases issued during the fall of 2001. Eagle has requested an extension of time to respond to the lawsuit filed against it by the Securities and Exchange Commission ("SEC") based on its settlement discussions with the SEC. Eagle is continuing to work with its outside auditors, Tanner + Co., to restate the above- referenced financial statements and to complete Eagle's financial statement for the period ending December 31, 2001. Eagle recently named Dr. Martin Shubik to its board of directors. Dr. Shubik has a Ph.D. in mathematical economics from Princeton University and has held the Seymour H. Knox Professorship in institutional economics at Yale University since 1975.

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

  (20) On or about February 6, 2003, the Company filed a Report on Form
       8-K announcing that it has named Securities Transfer Corporation as its transfer agent.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by us in the reports filed or submitted and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                   SIGNATURES

         In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EAGLE BUILDING TECHNOLOGIES, INC.

Dated: July 28, 2003                 By:/s/ Meyer A. Berman
                                   ---------------------------------
                                   Meyer A. Berman, Chairman, CEO,
                                   COO, CFO and Director


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Capacity                Date
---------                         --------                ----


/s/ Meyer A. Berman              Chairman, CEO, COO,     July 28, 2003
------------------------         CFO and Director
Meyer A. Berman



/s/ Debbie Keogh                 Director                July 28, 2003
------------------------
Debbie Keogh


/s/ Alan Jawitz                  Director                July 28, 2003
------------------------
Alan Jawitz


/s/ Steven A. Levy               Director                July 28, 2003
------------------------
Steven A. Levy



CERTIFICATIONS

           I,  Meyer A. Berman, certify that:

            1. I have reviewed this annual report on Form 10-K of Eagle Building Technologies Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

           5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

            6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Meyer A. Berman
-----------------------------------
Meyer A. Berman
President, Chief Executive Officer,
and Chief Financial Officer
July 28, 2003

      CERTIFICATION BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report on Form 10-K of Eagle Building Technologies, Inc.(the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Meyer A. Berman, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Meyer A. Berman
-----------------------------------
Meyer A. Berman
President, Chief Executive Officer,
and Chief Financial Officer
July 28, 2003

EAGLE BUILDING TECHNOLOGIES, INC.
Consolidated Financial Statements
December 31, 2002 and 2001

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------




                                                                         Page
                                                                         ----

Report of Tanner + Co.                                                    F-1


Consolidated balance sheet                                                F-2


Consolidated statement of operations                                      F-3


Consolidated statement of stockholders' equity (deficit)                  F-4


Consolidated statement of cash flows                                      F-5


Notes to consolidated financial statements                                F-7

                                                    INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders of
Eagle Building Technologies, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Eagle Building Technologies, Inc. and Subsidiaries (Formerly Eagle Capital International, Ltd.) as of
December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Building Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, have negative working capital, a deficit in net equity and has significant litigation and other uncertainties, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Salt Lake City, Utah
July 16, 2003

                                                                           EAGLE BUILDING TECHNOLOGIES, INC.
                                                                                  Consolidated Balance Sheet

                                                                                                December 31,
------------------------------------------------------------------------------------------------------------


        Assets
        ------
                                                                               2002               2001
                                                                        ------------------------------------
Current assets:
  Cash                                                                  $       141,066    $        174,686
  Accounts receivables, net                                                     302,628             758,365
  Inventories                                                                 1,874,248           1,525,131
  Other current assets                                                                -              25,152
                                                                        ------------------------------------

                Total current assets                                          2,317,942           2,483,334
                                                                        ------------------------------------

Property and equipment, net                                                   2,592,768           2,946,754
Intangible assets, net                                                          809,581           7,430,350
Investment in unconsolidated subsidiaries                                       386,820             386,820
Development costs                                                             4,592,157           2,629,139
                                                                        ------------------------------------

                                                                        $    10,699,268    $     15,876,397
                                                                        ------------------------------------

------------------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------
                                                                               2002              2001
                                                                        ------------------------------------
Current liabilities:
  Notes payable                                                         $    10,473,625    $      5,334,673
  Accounts payable                                                            2,520,449           2,461,942
  Accrued liabilities                                                         2,049,020           1,224,969
  Accrued settlement costs                                                    3,000,000           3,000,000
  Deposits                                                                    1,043,585             550,485
  Current maturities of long-term debt                                          103,443              29,335
                                                                        ------------------------------------

        Total current liabilities                                            19,190,122          12,601,404

Long-term debt                                                                6,513,982           6,340,000
Other                                                                                 -              12,849
                                                                        ------------------------------------

        Total liabilities                                                    25,704,104          18,954,253

Commitments and contingencies                                                         -                   -

Redeemable common stock - 155,834 shares issued and outstanding               1,168,748           1,168,748

Stockholders' deficit:
  Common stock, $.001 par value, 11,666,667 shares authorized;
    7,964,212 and 7,015,271 shares outstanding, respectively                      7,964               7,015

  Additional paid-in capital                                                 37,740,332          31,399,870
  Accumulated deficit                                                       (53,921,880)        (35,653,489)
                                                                        ------------------------------------

Total stockholders' deficit:                                                (16,173,584)         (4,246,604)
                                                                        ------------------------------------

                                                                        $    10,699,268    $     15,876,397
                                                                        ------------------------------------


------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-2

                                                                           EAGLE BUILDING TECHNOLOGIES, INC.
                                                                        Consolidated Statement of Operations

                                                                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------

                                                                               2002                2001
                                                                        ------------------------------------
Sales                                                                   $     2,928,164    $      3,402,915
Cost of sales                                                                 2,435,531           2,917,864
                                                                        ------------------------------------

                Gross profit                                                    492,633             485,051

Selling, general and administrative expenses                                 10,653,985          11,251,560
Impairment of investment in unconsolidated
   subsidairies                                                                       -           4,203,801
Settlement costs, claims and litigation                                         858,476           4,012,427
Impairment of goodwill                                                        2,305,225           1,696,309
Impairment of license rights                                                  4,030,797                   -
Impairment of property and equipment                                                  -             399,600
                                                                        ------------------------------------

        Total operating expenses                                             17,848,483          21,563,697
                                                                        ------------------------------------

        Loss from operations                                                (17,355,850)        (21,078,646)

Other income (expense):
  Interest expense                                                             (912,541)         (1,106,142)
  Gain on sale of securities                                                          -             318,500
  Other                                                                               -             462,272
                                                                        ------------------------------------

        Total other income (expenses)                                          (912,541)           (325,370)
                                                                        ------------------------------------

        Loss before income taxes                                            (18,268,391)        (21,404,016)

Provision for income taxes                                                            -                   -
                                                                        ------------------------------------

        Net loss                                                        $   (18,268,391)   $    (21,404,016)
                                                                        ------------------------------------

Weighted average number of common shares
   outstanding, basic and diluted                                             7,641,000           5,963,000
                                                                        ------------------------------------

Loss per common share, basic and diluted                                $         (2.39)   $          (3.59)
                                                                        ------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                             F-3

                                                                            EAGLE BUILDING TECHNOLOGIES, INC.
                                                     Consolidated Statement of Stockholders' Equity (Deficit)

                                                                       Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------------

                                            Common Stock         Additional                        Total
                                      ------------------------    Paid-in       Accumulated    Stockholders'
                                         Shares      Amount       Capital         Deficit         Deficit
                                      -----------------------------------------------------------------------
Balance, January 1, 2001                 4,034,243   $   4,034   $ 17,697,898   $ (14,249,473)  $   3,452,459

Issuance of common stock for:
 Cash                                    1,198,388       1,198      4,230,222               -       4,231,420
 Services                                  792,002         792      5,573,412               -       5,574,204
 Payment of debt                           672,472         672      2,016,744               -       2,017,416
 Payment of interest                       106,667         107        660,322               -         660,429
 Payment of accrued liabilities             51,499          51        101,433               -         101,484
 Purchase of subsidiary                    166,667         167      1,169,833               -       1,170,000

Purchase and cancellation of
 treasury stock                             (6,667)         (6)       (49,994)              -         (50,000)

Net loss                                         -           -              -     (21,404,016)    (21,404,016)
                                      ------------------------------------------------------------------------

Balance, December 31, 2001               7,015,271       7,015     31,399,870     (35,653,489)     (4,246,604)

Issuance of common stock for:
 Cash                                      110,333         110        986,071               -         986,181
 Services                                  472,608         473      3,876,357               -       3,876,830
 Payment of debt and
  litigation settlement                    325,000         325        812,175               -         812,500
 Payment of interest                        41,000          41        355,859               -         355,900

Capital contributions from
an officer and shareholder                       -           -        310,000               -         310,000

Net loss                                         -           -              -     (18,268,391)    (18,268,391)
                                      ------------------------------------------------------------------------

Balance, December 31, 2002               7,964,212   $   7,964   $ 37,740,332   $ (53,921,880)  $ (16,173,584)
                                      ------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-4

                                                                           EAGLE BUILDING TECHNOLOGIES, INC.
                                                                        Consolidated Statement of Cash Flows

                                                                                    Years Ended December 31,
------------------------------------------------------------------------------------------------------------

                                                                                 2002             2001
                                                                        ------------------------------------
Cash flows from operating activities:
 Net loss                                                               $   (18,268,391)   $    (21,404,016)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Impairment of goodwill                                                    2,305,225           1,696,309
    Impairment of license rights                                              4,030,797                   -
    Impairment of property and equipment                                              -             399,600
    Settlement costs, claims and litigation                                           -           4,012,427
    Settlement of debt                                                                -            (230,000)
    Depreciation and amortization                                             1,062,325             569,789
    Impairment of investment in unconsolidated subsidiaries                           -           4,203,801
    Stock issued for services                                                 3,876,830           5,574,204
    Stock issued for interest                                                   355,900             660,429
    Stock issued for settlement costs                                           462,500                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                                       455,737            (721,427)
      Inventories                                                              (349,117)           (176,613)
      Prepaid and other current assets                                           25,152             221,680
      Deferred development costs                                             (1,963,018)                  -
      Accounts payable                                                           58,507          (1,331,942)
      Accrued liabilities                                                       824,051               2,630
                                                                        ------------------------------------

                Net cash used in operating activities                        (7,123,502)         (6,523,129)

Cash flows from investing activities:
  Net cash acquired (used) in acquisition                                             -            (653,254)
  Investment in and advances to unconsolidated subsidiaries                           -          (2,737,503)
  (Investment) reduction in license rights                                            -              10,000
  Receivable from officer                                                             -             384,645
  Purchase of property, plant and equipment                                    (116,422)           (278,691)
  Deposits                                                                      493,100             467,985
                                                                        ------------------------------------

                Net cash provided by (used in) investing activities             376,678          (2,806,818)

Cash flows from financing activities:
  Proceeds from notes payable                                                 6,815,700           9,531,093
  Payments on notes payable                                                  (1,398,677)         (4,207,441)
  Proceeds from issuance and retirement of common stock                         986,181           4,181,420
  Capital contributions from an officer and shareholder                         310,000                   -
  Cash overdraft                                                                      -                (439)
                                                                        ------------------------------------

                Net cash provided by financing activities                     6,713,204           9,504,633
                                                                        ------------------------------------

Net (decrease) increase in cash and cash equivalents                            (33,620)            174,686

Cash and cash equivalents at beginning of year                                  174,686                   -
                                                                        ------------------------------------

Cash and cash equivalents at end of year                                $       141,066    $        174,686
                                                                        ------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-5

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                             Consolidated Statement of Cash Flow
                                                                       Continued

--------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flows Information

                                                        December 31,
                                              ----------------------------------
                                                    2002            2001
                                              ----------------------------------
Cash paid during the year for

         Interest                              $       -         $   173,029
                                              ----------------------------------

         Income taxes                          $       -         $         -
                                              ----------------------------------


Supplemental Disclosure of Non-Cash Transactions

2002
----

         o During the year ended December 31, 2002, the Company issued common stock valued at $350,000 in consideration for the payment of notes payable and settlement costs.

         o During the year ended December 31, 2002, the Company acquired equipment with debt in the amount of $307,170.

2001
----

         o During the year ended December 31, 2001, the Company acquired a 75% interest in Salinas Developers Group, Inc. (A Puerto Rico land development company) in exchange for cash of $312,500 and a note payable in the amount of $945,000. In connection therewith, the Company recorded the following:

                Prepaid expenses                              $          10,600
                Capitalized development cost                          2,629,139
                Goodwill                                              1,096,234
                Short-term notes payable                             (1,396,257)
                Accounts and advances payable                        (2,019,394)
                Accrued expenses                                         (4,568)
                Deposits                                                (82,500)
                                                              ------------------

Net cash used (net of $79,246 cash acquired)                  $         233,254
                                                              ------------------

         o During the year ended December 31, 2001, the Company issued common stock valued as follows in consideration for the following:

                Payment of notes payable                      $       2,017,416
                Payment of accrued liabilities                          101,484
                Purchase of unconsolidated subsidiary                 1,170,000


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

                        The Company had operations in four principal business segments during 2002 and 2001: manufacture and sale of block and wall systems, masonry products manufacturing systems through its wholly owned subsidiary Fleming Manufacturing Company, affordable housing sales, and manufacture and sale of doors.

                        Principles of Consolidation
                        The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                        Intangible Assets
                        Intangible assets consist of license rights to certain production processes and goodwill. License rights are amortized on the straight-line method over a twenty year period.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Impairment of Long-Lived Assets
     and                The Company  reviews  its  long-lived  assets  including
     Summary of         goodwill, for impairment whenever  events  or changes in
     Significant        circumstances indicate that the carrying  amount  of the
     Accounting         assets  may  not  be  recoverable  through  undiscounted
     Policies           future  cash  flows, such  loss  is  recognized  in  the
     Continued          statement of operations.

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

                        The cost of acquiring and developing land and the cost of homebuilding construction are allocated to these assets and charged to cost of sales as the related inventories are sold. Interest costs related to homebulding and land assets are allocated to these assets based on their development stage and relative book value. The portion of interest allocated to land, building, lots under development, and homebuilding construction during the development and construction period is capitalized to the extent of qualifying assets. Remaining interest costs are expensed. No interest has been capitalized during 2002 and 2001. The Company carries land, development and homebuilding costs at the lower of cost or net realizable value.

                        Development Costs
                        Construction costs are capitalized as long as the asset is under development. Upon completion of construction, the development costs are included as a component of real estate inventory. Development costs determined to be unrecoverable are written off.

                        Income (Loss) Per Share
                        The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Income (Loss) Per Share - Continued
     and                The computation of diluted  earnings per common share is
     Summary of         based  on  the   weighted   average   number  of  shares
     Significant        outstanding  during  the  year,  plus the  common  stock
     Accounting         equivalents  that would arise from the exercise of stock
     Policies           options and  warrants  outstanding,  using the  treasury
     Continued          stock  method  and the  average  market  price per share
                        during the year. Options to purchase 208,333 shares of common stock at prices ranging from $12.00 to $18.00, per share were outstanding at December 31, 2002 and 2001, but were not included in the diluted earnings
                        (loss) per share calculation because the effect would have been antidilutive.

                        Income Taxes
                        Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

                        Stock-Based Compensation
                        The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income
                        (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant or the date of repricing. No options were issued or vested during the years ended December 31, 2002 and 2001, therefore, there would be no effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

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


2.   Going              The financial  statements  have been  prepared  assuming
     Concern            that the Company will continue as a going concern. As of
                        December  31,  2002 the Company had a deficit in working
                        capital,   and  had  incurred  significant  losses  from
                        operations since its inception.  As further described in
                        Note 15 the Company has been named in a number of significant lawsuits and other disputes which could result in significant additional claims against the Company's limited assets and limit its ability to offer the products and services currently offered by the Company. Management is currently attempting to resolve the litigation and other disputes and to seek additional equity financing. Since a significant portion of the Company's losses have been a result of businesses which have been abandoned or discontinued and the result of actions of the Company's former President and Chairman of the Board of Directors, management is hopeful that its equipment manufacturing and real estate development operations will generate sufficient profits in order to allow the Company to become profitable. However, there are no assurances these operations will result in profit for the Company or that the Company will be successful in resolving its litigation in a manner which does not have an adverse impact on the financial position of the Company.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


3.   Detail of
     Certain
     Balance
     Sheet
     Accounts                                            December 31,
                                             -----------------------------------
                                                     2002              2001
                                             -----------------------------------
                Receivables:
                Trade receivables            $       822,150     $      858,365
                Less allowance for
                  doubtful accounts                 (519,522)          (100,000)
                                             -----------------------------------

                                             $       302,628     $      758,365
                                             -----------------------------------


                Inventories:
                Finished goods/purchased
                  parts                      $        37,446     $      644,549
                Work-in-process                      958,668            139,361
                Raw material                         878,134            741,221
                                             -----------------------------------

                                             $     1,874,248     $    1,525,131
                                             -----------------------------------



4.   Property and       Property and equipment consist of the following:
     Equipment
                                                          December 31,
                                             -----------------------------------
                                                   2002              2001
                                             -----------------------------------

                Equipment                    $     4,710,418     $    4,317,646
                Furniture and fixtures               171,232            165,489
                Leasehold improvements               124,507            124,507
                Transportation equipment              61,146             61,069
                                             -----------------------------------

                                                   5,067,303          4,668,711

                Less accumulated depreciation
                  and amortization                (2,474,535)        (1,721,957)
                                             -----------------------------------

                                             $     2,592,768     $    2,946,754
                                             -----------------------------------

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


4.   Property and       During  the year ended  December  31,  2001 the  Company
     Equipment          recorded  impairment  of  equipment  in  the  amount  of
     Continued          $399,600. The equipment was purchased in connection with
                        the acquisition of CT India. These acquisitions were made to use in the production process in India. During
                        2001, the Company was unable to successfully begin operations in India and has been unable to provide the resources necessary to make India successful. As a result, the Company determined the equipment to be impaired and recorded the impairment loss.

5.   Acquisitions       Business Dimensions, Inc. and Master SRL
                        In August 2000,  the Company  acquired all of the assets
                        of Business  Dimensions,  Inc., whose major asset is the
                        license  to sell and  distribute  to the North  American
                        market   security  doors   manufactured  by  Master  SRL
                        (Master)  (an Italian  door  manufacturer).  The Company
                        paid  no  consideration  in  the  acquisition,  but  was
                        required to make certain payments in the future based on
                        specific  events.  During  the year ended  December  31,
                        2001,  the  Company  issued  166,667  shares  valued  at
                        $1,170,000  as  consideration.   This  amount  has  been
                        included as part of the total consideration paid for Master, (see below). The results of operations of Business Dimensions, Inc. were not significant for the year ended December 31, 2000, 2001 and 2002.

                        During October 2001, the Company entered into agreements to purchase 100% of the outstanding shares of Master for approximately $8,931,000 cash from the individual shareholders of Master. As of December 31, 2001, $6,280,780 was due under these agreements to complete the acquisition. Since the Company determined it did not have the resources to complete the purchase agreements it has decided to forfeit its deposit for purchase of shares not fully paid for and attempt to facilitate purchase of the balance of the shares by another party which could require the Company to reduce its current ownership of Master.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


5.   Acquisitions       Business Dimensions, Inc. and Master SRL - Continued
     Continued          During  the  year  ended  December 31, 2001, the Company
                        wrote down its net investment in Master to 21% of the recorded book value of Master or $386,820. This write down of $3,581,183 during the year ended December 31, 2001 is included in the accompanying statement of operations under the caption "Impairment of investment in unconsolidated subsidiaries". As the Company does not control Master and anticipates its investment will decrease to less than 20%, the investment has been accounted for using the cost basis of accounting until future events dictate a change in the Company's current plans.

                        During the year ended December 31, 2001, the Company incurred the following costs in connection with its evaluation and eventual purchase of 21% of Master.

                          Purchase of 21% of Master              $    1,677,845

                          Non-refundable deposit towards the
                            purchase of the remaining 79% of
                            Master                                      971,942

                          Issuance of 166,667 shares for
                            North American license rights
                            (see above under Business
                            Dimensions, Inc.)                         1,170,000

                          Other costs including travel,
                            consultation and accounting fees            148,216
                                                                 ---------------

                          Total paid                                  3,968,003

                          Impairment                                 (3,581,183)
                                                                 ---------------

                          Net investment as of December 31,
                            2002 and 2001                        $      386,820
                                                                 ---------------

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

5.   Acquisitions       Salinas Developers Group, Inc.
     Continued          ------------------------------
                        During October 2001, the Company acquired 75% of the common stock of Salinas Developers Group, Inc. (Salinas)
                        (a Puerto Rico land development company) in exchange for cash of $312,500 and a note payable in the amount of $945,000. In connection therewith, the Company recorded the following:

                          Prepaid expenses                       $       10,600
                          Capitalized development cost                2,629,139
                          Goodwill                                    1,096,234
                          Short-term notes payable                   (1,396,257)
                          Accounts and advances payable              (2,019,394)
                          Accrued expenses                               (4,568)
                          Deposits                                      (82,500)
                                                                 ---------------

                          Net cash used (net of cash
                            acquired of $79,246)                 $      233,254
                                                                 ---------------


6.   Intangible         Intangible assets consist of the following:
     Assets
                                                                December 31,
                                                        ------------------------
                                                           2002         2001
                                                        ------------------------

                        Goodwill                        $       -   $ 2,368,856
                        License rights                    809,581     5,695,000
                        Accumulated amortization                -      (633,506)
                                                        ------------------------

                                                        $ 809,581   $ 7,430,350
                                                        ------------------------

                        Amortization expense was $284,747 and $462,535 for the years ended December 31, 2002 and 2001, respectively.

                        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


6.   Intangible         As of December 31, 2002, the Company determined that the
     Assets             remaining   goodwill  (from  previous   acquisitions  of
     Continued          Fleming  Manufacturing Company and Salinas) was impaired
                        and recorded an impairment loss in the accompanying statement of operations of $2,305,225.

                        As of December 31, 2002, the Company determined that the license rights were impaired and recorded an impairment loss in the accompanying statement of operations of $4,030,797 ($4,885,419 less accumulated amortization of $854,622).

                        During the year ended December 31, 2001 the Company recorded additional goodwill due to its purchase of Salinas in the amount of $1,096,234 and also recorded an impairment loss due to the write-off of goodwill purchased in connection with the acquisition of Great Wall New Building Systems in the amount of $1,696,309 ($1,884,787 less accumulated amortization of $188,478). This acquisition was made to obtain license rights to the Company's production process in The People's Republic of China. In 2000, these rights allowed the Company to enter into a joint venture in The People's Republic of China which were also written off in 2001 as an impairment loss in the amount of $622,618 and is included in the accompanying 2001 statement of operations under the caption, "Impairment of Investment in Unconsolidated Subsidiaries" (see Note 7). During 2001, the Company, through the joint venture, was unable to successfully begin operations, and has been unable to provide the resources necessary to make Great Wall New Building Systems and the joint venture successful. As a result, the Company determined the goodwill at December 31, 2001 in Great Wall New Building Systems and the corresponding joint venture is impaired and has recorded impairment losses in the amount of $1,696,309 for goodwill and $622,618 for its investments in the joint venture.

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


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


7.   Joint Venture      During the years ended  December 31, 2002 and 2001,  the
     Continued          joint   venture   was  not   successful   in   beginning
                        significant operations, or in generating significant revenues. Additionally, the Company has been unable to devote the needed resources to the joint venture. As a result, the Company determined its investment in the joint venture to be impaired and has recorded an impairment in the amount of $622,618 during the year ended December 31, 2001.


8. Notes Payable        Notes payable consist of the following at December 31:

                                                      2002            2001
                                               ---------------------------------
 Notes payable to the Company's chairman
 of the board of directors, due on
 demand with no stated interest                $     5,028,354   $            -

 Note payable to an individual, due
 December 31, 2001, with interest at
 6.20% secured by property and equipment
 (related to purchase of Fleming).
 The note is currently in default                    2,125,000        2,125,000

 Advance payable to individuals and
 or entities, due on demand with no
 stated interest rate                                  903,000                -

 Notes payable to individuals and or
 entities, due September 1, 2003, with
 interest at 8.5%, secured by assets                   642,000                -

 Note payable to an entity, due on
 demand with interest at 8% secured by
 real property.                                        453,601          451,255

 Note payable to the Company's chairman
 of the board of directors, due October
 2001 with interest at 10%                             380,000          380,000


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

8.   Notes Payable
     Continued

 Bank line of credit agreement which
 allows the Company to borrow a maximum
 amount of $350,000 at an interest rate
 equal to the bank's prime rate plus
 1.5% (5.75% at December 31, 2002).  The
 line of credit is secured by accounts
 receivable, inventory, furniture,
 fixtures and equipment                                346,329          350,000

 Notes payable to relatives of the
 Company's chairman of the board of
 directors, due September 1, 2003, with
 interest at 8.5%, secured by assets                   240,000                -

 Convertible note payable to an
 individual, due September 2001 with
 interest at 10%, secured by property
 and equipment.  The note is currently
 in default.                                           200,000          200,000

 Obligation payable to an individual,
 due on demand with no stated interest
 rate, secured by equipment                            100,000          230,000

 Note payable to an individual in
 monthly installments including interest
 at 6.2%, secured by property and
 equipment (related to the purchase of
 Fleming)                                               35,341          283,418

 Advance payable to a previous employee
 and shareholder, due on demand with no
 stated interest rate                                   20,000           20,000

 Note payable to an individual for purchase
 of Salinas due on demand with no stated
 interest rate                                               -          945,000


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


8.   Notes Payable
     Continued

 Convertible note payable to an entity,
 due August 2001 with interest at 4%,
 unsecured                                                   -          350,000
                                               ---------------------------------

 Total notes payable                           $    10,473,625   $    5,334,673
                                               ---------------------------------

9.   Long-Term          Long-term debt consists of the following at December 31:
     Debt

                                                     2002            2001
                                               ---------------------------------

 Notes payable convertible into common
 stock at $10 per share, to the
 Company's chairman, due July 2, 2004,
 with interest at 10%, secured by
 Company stock                                 $     3,340,000   $    3,340,000

 Notes payable convertible into common
 stock at $10 per share, to
 organizations and individuals,
 including $250,000 due to related
 parties or entities, due July 2,
 2004, with interest at 10%,
 secured by Company stock                            2,000,000        2,000,000


 Convertible note payable to the
 Company's chairman, due October 2004
 with interest at 10%, unsecured                     1,000,000        1,000,000

 Capital lease obligation                              277,425           29,335
                                               ---------------------------------

                                                     6,617,425        6,369,335
 Less current portion                                 (103,443)         (29,335)
                                               ---------------------------------

 Long-term debt                                $     6,513,982   $    6,340,000
                                               ---------------------------------

                        Future maturities of notes payable and long-term debt are as follows:

                        Year Ended December 31,                Amount
                        -----------------------           ------------------

                            2003                           $     10,577,068
                            2004                                  6,446,609
                            2005                                     67,373
                                                          ------------------

                                                           $     17,091,050
                                                          ------------------


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------



10.  Capital            The   Company    leases    certain    equipment    under
     Leases             noncancellable capital leases. Assets held under capital
                        leases were included in equipment as follows:

                                                     December
                                         ----------------------------------
                                               2002            2001
                                         ----------------------------------

        Equipment                         $       307,170   $            -
        Accumulated amortization                  (20,479)               -
                                         ----------------------------------

                                          $       286,691   $            -
                                         ----------------------------------

                        Amortization expense on capital leases for the years ended December 31, 2002 and 2001 were $20,479 and $0, respectively.

                        Future payments under the capital leases are as follows:

                         Year
                         ----

                         2003                              $        118,980
                         2004                                       118,980
                         2005                                        69,405
                                                          ------------------

                         Total payments                             307,365
                         Less:  amount of interest                  (29,940)
                                                          ------------------

                        Net capital lease principal                 277,425
                        Less:  current maturities                  (103,443)
                                                          ------------------

                        Total long-term                    $        173,982
                                                          ------------------


11.  Accrued            During  February 2002, the Company became aware that its
     Settlement         Chairman of the Board of Directors and former  President
     Costs              had prepared  fraudulent  documents to misrepresent  the
                        revenues, costs and cash associated with operations conducted by a subsidiary in India and concerning certain loans and stock transactions. This resulted in the Company's financial statements being restated as of December 31, 2000.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

11.  Accrued            As a  result,  the  Company  recorded  settlement  costs
     Settlement         claims and litigation related primarily to  the  accrual
     Costs              for estimated amounts the Company may owe and the write-
     Continued          down of  assets  as  the  result  of  anticipated future
                        settlements.

12.  Income Taxes       The  provision for income taxes differs from the amounts
                        which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                           Year Ended
                                                          December 31,
                                               ---------------------------------
                                                      2002            2001
                                               ---------------------------------

                   Federal income tax benefit
                    at statutory rate          $     6,851,000   $    8,027,000
                   Stock issued for settlement
                    costs                             (132,000)               -
                   Valuation allowance              (6,719,000)      (8,027,000)
                                               ---------------------------------

                                               $             -   $            -
                                               ---------------------------------

                        Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                      2002            2001
                                               ---------------------------------

                   Net operating loss carry
                     forward                   $    11,389,000   $    6,810,000
                   Depreciation and
                     amortization                     (478,000)         (84,000)
                   Goodwill impairment               2,101,000        1,236,000
                   Investment impairment             1,896,000        1,896,000
                   License rights impairment         1,512,000                -
                   Property and equipment
                     Impairment                        150,000          150,000
                   Allowance for doubtful
                     accounts                          195,000           38,000
                                               ---------------------------------

                                                    16,765,000       10,046,000

                   Less valuation allowance        (16,765,000)     (10,046,000)
                                               ---------------------------------

                                               $             -   $            -
                                               ---------------------------------


                        A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


12.  Income Taxes       At December  31,  2002,  the  Company has  approximately
     Continued          $30,370,000  of  net  operating  loss  carryforwards  to
                        offset future taxable income. These carryforwards begin to expire in 2019.

13.  Stock Options
     and Stock-
     Based
     Compensation                                                   Exercise
                                                    Amount           Price
                                               ---------------------------------

        Outstanding at January 1, 2001                 208,333   $ 12.00 - 18.00
            Granted                                          -                 -
            Exercised                                        -                 -
            Expired                                          -                 -
                                               ---------------------------------

         Outstanding at December 31, 2001              208,333   $ 12.00 - 18.00
            Granted                                          -                 -
            Exercised                                        -                 -
            Expired                                          -                 -
                                               ---------------------------------

         Outstanding at December 31, 2002              208,333   $ 12.00 - 18.00
                                               ---------------------------------

                        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                           Year Ended
                                                           December 31,
                                               ---------------------------------
                                                    2002              2001
                                               ---------------------------------

                  Net loss - as reported       $   (18,268,391)  $  (21,404,016)
                  Net loss - pro forma         $   (18,268,391)  $  (21,404,016)
                  Loss per share - as reported $         (2.39)  $        (3.59)
                  Less per share - pro forma   $         (2.39)  $        (3.59)


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


13.  Stock Options      The fair value  of  each  option  granted  was estimated
     and Stock-         on  the  date  of grant  using the  Black-Scholes option
     Based              pricing model with the following assumptions:
     Compensation
     Continued
                        Expected Dividend yield                  $             -
                        Expected stock price volatility                      61%
                        Risk-free interest rate                             6.0%
                        Expected life of options                       3-5 years

                        The following table summarizes information about stock options outstanding at December 31, 2002:


                         Options and Warrants            Options and Warrants
                              Outstanding                    Exercisable
                ----------------------------------------------------------------
                                Weighted
                                 Average
                                Remaining    Weighted                Weighted
    Range of                   Contractual   Average                  Average
    Exercise        Number        Life       Exercise     Number     Exercise
     Prices      Outstanding     (Years)      Price     Exercisable    Price
 -------------------------------------------------------------------------------

 $         12.00       141,667         0.19  $     12.00     141,667 $     12.00
           18.00        66,666         2.82        18.00      66,666       18.00
 -------------------------------------------------------------------------------

 $   12.00-18.00       208,333         1.03  $     13.92     208,333 $     13.92
 -------------------------------------------------------------------------------



14.  Redeemable         In  connection  with the  issuance  of debt the  Company
     Common             issued  155,834   shares  of  common  stock.   The  debt
     Stock              agreement allows the holder of the shares to require the
                        Company to repurchase  those shares for $7.50 per share.
                        Consequently, the Company recorded a liability for these shares equal to the estimated fair value of $1,168,748.
                        At December 31, 2002 and 2001, the option price of the shares were more than the market price of the Company's stock.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

15.  Commitments        Royalty Agreements
     and                During  the year ended  December  31,  2000 the  Company
     Contingencies      settled  litigation  with an entity  concerning  certain
                        license rights. Under the terms of the settlement the entity agreed to ratify licenses previously granted to the Company for China, India and Mexico for a one time license fee of $25,000 each. In addition, the entity agreed to issue the Company a license for Southern
                        Europe for a license fee of $50,000, and to recognize a previous license for Romania granted to a Company investee. The settlement agreement requires the Company to pay a royalty of 4.5% of gross revenues from licensed products. During 2001, the Company entered into a license agreement for Puerto Rico. Approximate minimum royalties are as follows:

                         Year Ending December 31,                     Amount
                         ------------------------                ---------------
                              2003                               $      532,000
                              2004                               $      570,000
                              2005                               $      570,000
                              2006                               $      570,000

                        During 2002 and 2001 the Company paid $164,500 and $451,410, respectively under these agreements. The Company has also asserted a claim for a credit or refund of approximately $290,124 for overpayment of royalties in 2001. The Company has also established a valuation allowance for this claim due to an uncertainty concerning the ultimate realization of those amounts. As described in Note 16, there is litigation concerning the Company's rights under these agreements.

                        Other Claims
                        A former officer of the Company confirmed a claim against the Company for approximately $615,000 as of December 31, 2002 for reimbursable expenses, compensation pursuant to an acquisition agreement and also failure to timely remove the restrictive legend on shares of the Company's common stock held by him. The Company has not recorded any of these claims as management disputes the claims and believes they are without merit.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


15.  Commitments        Other Claims - Continued
     and                On approximately  April 25, 2001, the Company  purchased
     Contingencies      equipment from an individual,  and through  December 31,
     Continued          2002,  the  Company  has  paid  its  obligations  to the
                        individual except for $100,000 of outstanding principal,
                        which  is   recorded  in  the   accompanying   financial
                        statements  as  a  note  payable.   The  individual  has
                        confirmed a claim  against  the  Company for  additional
                        compensation for non-payment since the date of purchase,
                        accrued interest since the date of purchase and $.10 per
                        unit of inventory  that the Company has  produced  using
                        this  equipment  since the date of purchase  and through
                        December 31,  2002.  The Company has not recorded any of
                        the   additional   compensation   in  the   accompanying
                        financial statements as management disputes the claims.

                        A possible assessment exists for the Company's alleged failure to conduct an archaeological study of the site where a residential project is being developed by the Company in Puerto Rico.

                        A potential claim exists from the federal and state taxing authorities for the Company's alleged failure to withhold and deduct the FICA tax and Puerto Rico income taxes on compensation paid to employees, officers and/or directors of the Company.

                        The Company is also subject from time to time to lawsuits and other claims arising in the ordinary course of business. In the opinion of the Company's management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such nature or involve amounts that would not have a material adverse effect on the Company's financial condition, results of operations or cash flows if decided adversely.

16.  Litigation         Securities and Exchange Commission
                        SEC v. Eagle  Building  Technologies,  Inc.  and Anthony
                        D'Amato (Civil Action No. 1:02CV397ESH D.D.C.) The SEC and the Company agreed to settle the lawsuit in May
                        2002. The Court signed the settlement papers on or about
                        May 30, 2002, entering a permanent injunction against the Company for any future violations of Sections 10
                        (b), 13 (a),  13 (b) (2) (A),  and 13 (b) (2) (B) of the
                        Securities  Exchange  Act  of  1934,  and  Rules  10b-5,
                        12b-20, 13a-1, 13a-13, and 13b2-1. The Company made no admission or denial of liability in connection with the settlement.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------


16.  Litigation         Securities and Exchange Commission - Continued
     Continued          In March  2003,  Anthony  D'Amato was ordered to forfeit
                        $56,623 in trading profits plus prejudgment interest of $5,637, and agreed to cancel 367,742 shares of Eagle
                        Building stock, including 286,500 shares of stock he received as compensation for acting as an officer and director of the Company and an additional 81,242 shares to satisfy the requirement that he repay his trading profits and prejudgment interest that had been given as part of his compensation.

                        In October 2002, D'Amato consented to entry of a permanent injunction that prohibits him from making false statements in press releases and reports made to the SEC, creating false business records, and providing false information to the Company's auditors in violation of the anti-fraud, periodic reporting and internal record-keeping provisions of Sections 10(b) and 13(b)(5) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13b2-1, and 13b2-2. D'Amato is also barred from serving as an officer or director of any publicly traded company.

                        Mr. D'Amato pleaded guilty in a criminal case to one count of securities fraud in the Southern District of Florida before United States District Judge Jose E. Martinez, and is scheduled to be sentenced criminally for his conduct in relation to the Company in July. Pursuant to the Victims Recovery Act, the Company intends to file a claim for restitution.

                        Class Actions
                        As previously reported, the Company has been named as a defendant in various class action suits alleging securities violations by Eagle pursuant generally to
                        Section 10(b) and 20(a) of the Exchange Act and Sec Rule 10b-5 promulgated thereunder. The complaints generally allege that Eagle intentionally perpetrated a fraud upon the public by the dissemination of false and misleading information.

                        By order dated July 31, 2002, the United States District Court for the Southern District of Florida consolidated all of the class action cases, appointed certain parties as lead plaintiffs and the attorneys for the plaintiffs as lead co-counsel for the class. The new case is styled In Re Eagle Building Technologies, Inc., Securities Litigation, Case Number 02-80294-CIV-RYSKAMP.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Class Actions - Continued
     Continued          Kelso  Capital  et al. v. Eagle  Building  Technologies,
                        Inc., Anthony D'Amato,  Paul-Emile Desrosiers and Tanner
                        + Co.  (Southern  District  of  Nevada,  Civil  Case No.
                        CV-S-02-0367-PMP-PAL, filed March 15, 2002).

                        Alan Davidson and Victor Kashner v. Eagle Building Technologies, Inc. (United States District Court, Southern District of Florida, Case No. 02-80323-CIV-RYSKAMP, filed March 26, 2002)

                        Marc Newman, Kenneth Wait, Dr. Anthony Roberts and Dana Davis, et al. v. Eagle Building Technologies, Inc., Anthony D'Amato, Dr. Ralph Thomson, Andros Savvides,
                        Wilfred G. Mango, Jr., Donald Pollock, Robert Kornahrens, Charles A. Gargano, Samuel Gejedson, Meyer
                        A. Berman and Tanner + Co. (United States District Court, Southern, District of Florida, Case No. 02-80294-CIV-RYSKAMP, filed April 5, 2002)

                        Inglewood Holdings, Ltd. V. Eagle Building Technologies, Inc., and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-80340-CIV-MIDDLEBROOKS, filed April 16, 2002)

                        David D. Pain v. Eagle Building Technologies, Inc. and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-80372-CIV-HURLEY, filed April 24, 2002)

                        Jeff Gass v. Eagle Building Technologies, Inc., Anthony D'Amato, Paul-Emile Desrosiers and Tanner + Co. (United States District Court, District of Nevada, Case No. CV-S-02-0640-PMP-RJJ, filed May 6, 2002)

                        Robert Gluck v. Eagle Building Technologies, Inc. et al. (United States District Court, Southern District of Florida, Case No. 02-CV- 80302, filed April 8, 2002

                        Guerrilla IRA Partners, L.P. v. Eagle Building Technologies, Inc. and Anthony D'Amato (United States District Court, Southern District of Florida, Case No. 02-CV-80403, filed May 3, 2002)

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Additional Securities Litigation
     Continued          Mark  Neuman  v.  Anthony  D'Amato,  et  al.  and  Eagle
                        Building  Technologies,  Inc.  (as a nominal  defendant)
                        (15th  Judicial  Circuit in and for Palm  Beach  County,
                        Florida,  Case No. CA  02-05560-AG).  This complaint was
                        filed  on  May 9,  2002,  as a  shareholders  derivative
                        action    alleging    breach    of    fiduciary    duty,
                        misappropriation   of  confidential   information,   and
                        contribution  and  indemnification.   The  Plaintiff  is
                        seeking damages in excess of $15,000. The Company filed a motion to dismiss the complaint on July 3, 2002. The
                        Court has not yet issued a ruling on the motion. No discovery has occurred and no trial date has been set.
                        We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. Co-Defendant
                        Robert Kornahrens recently filed a cross-claim for legal fees against the Company.

                        Anthony I. Bentley, James Bruce Whiting and Beverly D. Whiting v. Eagle Building Technologies, Inc. (Third Judicial District Court, Salt Lake City, Utah, Case No. CA 02-0901808). The complaint alleges breach of contract, unjust enrichment and conversion for failure to issue securities to the Plaintiffs.

                        Trust #191190MAN(A) v. Eagle Building Technologies, Inc. et al. (US District Court, District of Utah, Central Division, Case No. 02-CV-202CV-0502ST). This is an action brought by a Trust whose agent is Clealon B. Mann. The Trust's sole cause of action is brought under RICO and alleges that Eagle failed to remove the Rule 144 legend from 8,333 shares of Eagle stock, claimed the shares were attached pursuant to a pending lawsuit, and titling shares in the name of Clealon Mann. Plaintiff's claimed damages are the amount of the Eagle shares at the time it would have sold them. However, Plaintiff does not indicate when such a sale would have occurred. As with the McConkie lawsuit, General Securities Transfer Agency (GSTA) and Iverna Morgan, GSTA's president, were named as defendants and Eagle has agreed to indemnify them. The Company is defending this action based upon the following grounds: (a) the shares were titled in the name of the trust, and listed Mann only as trustee; (b) the shares were issued without restriction in August 2000; and (c) at least two writs of execution were issued in 2001, both of which specifically attached the Trust's shares and prevented the sale of said shares. The Company has filed an answer to the Complaint denying all allegations.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Additional Securities Litigation - Continued
     Continued          F. Briton  McConkie and Stephen R. Fey v. Eagle  Capital
                        International,  and General Securities  Transfer Agency,
                        Inc.  (United  States  District  Court  for the  Central
                        Division of Utah, Civil Case No. 2:01-CV0-0950 ST). This
                        is an action brought by Brinton McConkie and Stephen Fey
                        on the  grounds of breach of  contract.  The  plaintiffs
                        allege that Eagle wrongfully refused to transfer 200,000
                        shares,  represented by  certificates  number 432114 and
                        432119. Plaintiffs have produced affidavits of Doug Dent
                        and Ralph Thompson, former members of the Eagle Board of
                        Directors,  in which both men state that the shares were
                        properly  issued.  The potential  damages in this matter
                        would  likely be the value of the shares in April  2001,
                        when   Plaintiffs   initially   requested   the   shares
                        transferred. The Company's asserted defense is that the shares in question were never properly issued and there was a lack or failure of consideration. Discovery has just begun. Additionally, GSTA, the agency handling
                        Eagle's  stock  certificates,  was named as a defendant.
                        Eagle has agreed to indemnify GSTA in this matter.

                        Deborah Donoghue v. Eagle Building Technologies,Inc., U.S. District Court for the Southern District of New York Case 03CV2472. This stockholders derivative suit seeks to recover alleged "short swing" profits realized by certain beneficial owners of the Company's common stock in violation of Section 16(b) of the Securities Exchange Act of 1934. The Company's position is that the claims are satisfied because the proceeds of such sales in excess of any imputable profits were given over to the Company and/or that in any case many of the transactions identified in the claims are exempt transactions. A pre-trial conference has been scheduled in the case.

                        Other Litigation
                        Polysolutions Corp. and Bullhide Liner of Broward County, Inc. v. Eagle Capital International, Inc. (14th Judicial Circuit Court in and for Palm Beach County, Florida, Civil Case No. CA-01-9017AB). The complaint was filed on September 4, 2001. On or about April 23, 2002, Plaintiffs sought to amend the complaint to name Anthony D'Amato, Ralph Thomson, Richard Lahey, Andros Savvides, Wilfred Mango, Donald Pollock, Robert Kornahrens, Charles Gargano, Samuel Gejdenson, Meyer Berman, Howard Ash, and Bruce Mauldin as individual defendants. The Amended Complaint alleges counts for breaches of contract, fraud in the inducement and breach of fiduciary duty. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter. A cross claim was recently filed by former Director Kornahrens in this matter, complaining that the Company was failing to honor its obligations to defend him. The Company believes that this cross claim will be withdrawn in light of the substitution of new counsel.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Other Litigation - Continued
     Continued          Actionable  Intelligence  Technologies,  Inc.  v.  Eagle
                        Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA
                        02-03197 AB). A complaint was filed on March 12, 2002, by a company based in San Diego, California, arising out of the Company's alleged breach of a contract between the parties, and seeking damages in excess of $15,000.
                        The plaintiff claims that the Company owes more than $820,000 for consulting services rendered, and up to $5,000,000 for services that were to be performed in the future. On April 30, 2002, the Company filed an answer to the complaint denying liability and asserting several affirmative defenses. Discovery is in its preliminary stages. No trial date has been set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

                        Taskin Ticaret, LTD. v. Fleming Manufacturing Company, Inc. (Circuit Court for Crawford County, Missouri, Case No. CV100-269CC). A judgment of $119,215 was entered into against Fleming on May 29, 2002 following a two day jury trial. Because all of the assets of Fleming serve as collateral to lending institutions or other secured creditors, Fleming does not have the authority or ability to pay the judgment. The matter is on appeal.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Other Litigation - Continued
     Continued          J.C.   Group  Corp.  and  Jose  A.  Camacho  v.  Salinas
                        Developers, Inc., Eagle Building Technologies (Civil No.
                        G-CD2002-0109;  Sala 302). On April 18, 2002, Plaintiffs
                        J.C.  Group,  Inc.  ("J.C.  Group") and Jose A.  Camacho
                        ("Camacho")    filed   a   complaint   against   Salinas
                        Development   Group,   Inc.   ("SDG"),   a  Puerto  Rico
                        corporation controlled by the Company and Eagle Building
                        Technologies,  of  Puerto  Rico,  Inc.  ("Eagle-PR"),  a
                        wholly-owned  subsidiary  of the  Company in the Federal
                        District  Court  of  the  Commonwealth  of  Puerto  Rico
                        claiming  $1,260,299  plus  damages and legal fees.  SDG
                        timely  filed  the  Answer  to  the   Complaint   and  a
                        Counterclaim.  SDG  alleges  in  its  Counterclaim  that
                        Plaintiffs  owe  $4,110,000  to SDG on  account  of fund
                        deviation,  false and  excessive  invoicing and damages.
                        Eagle-PR  filed a motion for summary  judgment  based on
                        the fact that it is not  liable  for the acts of SDG and
                        that  Eagle-PR  is  not  the   stockholder  of  SDG.  In
                        addition,  SDG  filed a Third  Party  Complaint  against
                        Camacho for $5,910,000 claiming:  1) poor performance as
                        project manager; 2) fund deviation;  3) false invoicing;
                        4) purchase  of land in his own name with SDG funds;  5)
                        breach of fiduciary duty; 6) interference with SDG's business; and 7) failure to make capital contributions.
                        On June 20, 2002, Plaintiffs filed an Amended Complaint against SDG and Eagle-PR, and increased the amount claimed to $2,872,857, including the lost profits of Camacho. As of the date of this filing, because of the complex nature of the matters involved, the outcome of this case cannot be predicted.

                        Paul-Emile Desrosiers v. Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02-03431 AA). This is an action filed against the Company on April 1, 2002, by the former President and Chief Executive Officer of the Company seeking damages in excess of $15,000 for allegedly owed compensation and reinstatement as an officer and director. The Company filed a motion to dismiss five of the six counts in the complaint; the Court heard oral argument on June 28, 2002. On July 25, 2002, the Court dismissed without prejudice the counts seeking declaratory relief and damages for retaliation, while dismissing with prejudice the counts requesting injunctive relief. The only count remaining at the time of this Report is Desrosiers's claim for Breach of Contract. Discovery is in its preliminary stages. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Other Litigation - Continued
     Continued          Jennifer Nina v. Eagle Building Technologies, Inc. (15th
                        Judicial Circuit in and for Palm Beach County,  Florida,
                        Civil Case No. CA 02- 4297AE).  This complaint was filed
                        April   10,   2002,   alleging   claims   for   unlawful
                        termination,  retaliation, breach of contract and unpaid
                        wages,  and seeking damages in excess of $15,000.  On or
                        about May 6, 2002, the Company filed a motion to dismiss
                        certain claims, which alleged retaliatory discharge. The
                        Court,  by order  entered  June 26,  2002,  granted that
                        motion,   dismissing  those  claims  without  prejudice.
                        Discovery is in the preliminary stages. A trial date is set, but the case is subject to mandatory mediation.
                        Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm
                        Beach,  Boca  Raton  and  Fort  Lauderdale,  and  Naples
                        Florida, as counsel in this matter.

                        Julio Cruz, Jr. v Eagle Building Technologies, Inc. (15th Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CA 02- 005668-AF). This is an action filed on May 15, 2002, by a former employee of the Company seeking damages in excess of $15,000 for wrongful termination, retaliation, unpaid wages, and breach of contract. The Company filed a motion to dismiss certain claims, which alleged retaliatory discharge. The Court has not yet ruled on that motion, although Plaintiff's counsel has agreed to entry of an order dismissing these claims without prejudice. Discovery is in the preliminary stages. No trial date has been set. A trial date is set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Other Litigation - Continued
     Continued          Gina Nicoleau v. Eagle Building Technologies, Inc. (15th
                        Judicial Circuit in and for Palm Beach County,  Florida,
                        Civil Case No.  CA-02-  05675-AH).  This  complaint  was
                        filed on June 14,  2002,  by a  former  employee  of the
                        Company   seeking  damages  in  excess  of  $15,000  for
                        wrongful  termination,  retaliation,  unpaid wages,  and
                        breach of contract.  Plaintiff's  counsel has advised us
                        that he  intends  to  amend  the  complaint  to drop the
                        retaliatory  discharge  claims.   Discovery  is  in  the
                        preliminary stages. A trial date is set, but the case is subject to mandatory mediation. Failing settlement, the Company intends to defend this action vigorously. We are unable to express an opinion regarding the outcome of this litigation or as to any potential loss or range of loss to the Company in the event that either a favorable or unfavorable outcome results. The Company is presently substituting the law firm of Adorno and Yoss, located in Miami, West Palm Beach, Boca Raton and Fort Lauderdale, and Naples Florida, as counsel in this matter.

                        A.R.H. Family et al. v. Eagle Building Technologies, Inc., Case Number GN203813, 345th Judicial District, Travis County, Texas.; La Petrona Ltd. v. Eagle Building Technologies, GN300161, 250th Judicial District, Travis County Texas. These suits allege that the Company fraudulently solicited investment monies from a syndicate of individual investors organized by their investment advisor Lee Urbina. The Company takes the position that the fraud was perpetrated on these investors by Anthony D'Amato on his own account and without the knowledge of the Company through the creation of an investment vehicle entirely under his personal control, without authorization of the Company, and for his own purposes.

                        Eagle Building Technology Inc., v. Zurich American Insurance Company, 02-22611-CIV-Ryskamp, U.S. District Court for the Southern District of Florida. This case approved a settlement between the Company and its insurance carrier whereby certain funds were released to the Company pursuant to a binder for D&O and liability coverage. Under the terms of the Settlement, the former officers are barred from claiming coverage under the binder and the funds are available to the Company for the costs of defending liability claims asserted against the Company.

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

16.  Litigation         Other Litigation - Continued
     Continued          IMSI,  Inc. v. Eagle Building  Technologies,  Inc., U.S.
                        District Court, Central Division, Utah. The suit seeks damages and an injunction for alleged infringement of IMSI patents related to the Company's use of the IMSI system in Puerto Rico. The Company is of the view that the claims have no merit. The Plaintiff has not moved for specific relief in connection with the Company's projects in Puerto Rico.

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

17.  Related Party      During the years ended  December 31, 2002 and 2001,  the
     Transactions       Company issued 74,667 and 532,472 shares of common stock
                        to  its  president  and  chief  executive   officer  for
                        services and or payment on notes payable, respectively.

                        The Company operates in China while holding additional licenses for Mexico, India, Puerto Rico and Europe pursuant to five (5) licensing agreements with Integrated Masonry Systems International, Inc. (IMSI). The Company owns thirty-eight percent (38%) of the issued and outstanding shares of IMSI.


--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

17.  Related Party      During the period commencing  October 2000 to July 2001,
     Transactions       Mr. D'Amato  converted loans in the amount of $2,397,416
     Continued          to the Company into 789,879 shares of restricted  common
                        stock.

                        On January 26, 2001, the Company's Board of Directors approved a 1-for-6 reverse stock split of the Company's common stock effective February 5, 2001.

                        During the period ended December 31, 2001, primarily in July 2001, Meyer A. Berman and affiliates of Meyer A. Berman, Chairman of the Board of Directors, loaned the Company a total of $3,340,000. In addition, Mr. Berman personally and through various entities controlled by Mr. Berman made various short-term advances to the Company through-out 2002 and 2001 which as of December 31, 2002 and 2001 totaled approximately $6,700,000 and $1,380,000. During the period commencing January 1, 2003 through June 30, 2003, Meyer A. Berman and affiliates of Mr. Berman loaned the Company an additional approximate net amount of $900,000. In February 2002, Andy Berman and Abby Berman, children of Meyer A. Berman, loaned the Company a total net amount of $240,000.

                        During May 2002, Mr. Berman contributed $310,000 of capital to the Company. This sum represents imputable short swing profits and proceeds of sales of the Company's stock by M. A. Berman and affiliates as a source of working funds given to the Company to support operational needs during the second quarter of 2002. Pursuant to Section 16 (b) of the Securities Exchange Act, such imputed profits are irrevocably committed to the Company by Berman. These transactions are the subject of litigation.

                        During the period ended December 31, 2001, the Company had unsecured advanced receivables in the aggregate amount of $934,645 from its former Chairman and CEO, Anthony D'Amato.

                        In February 2002, Don Pollock, an executive officer and director claims to have loaned the Company $40,000.

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

--------------------------------------------------------------------------------

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

18.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables and notes  payable.  The carrying
     Instruments        amount of cash, receivables  and  payables  approximates
                        fair  value  because of the  short-term  nature of these
                        items.   The  carrying   amount  of  the  notes  payable
                        approximates fair value as the individual borrowings bear interest at floating market interest rates in aggregate.

19.  Segment            The Company operates in the following business segments:
     Reporting          block and  wallsystems,  block  equipment,  real  estate
                        development, and security doors.


                                                    Year Ended December 31, 2002
                           -------------------------------------------------------------------------------
                             Block & Wall         Block        Real Estate    Security         Total
                               Systems          Equipment       Development    Doors
                           -------------------------------------------------------------------------------

Revenues                   $             -   $    2,928,164   $          -   $         -   $    2,928,164
Cost of sales                            -        2,435,531              -             -        2,435,531
Selling, general and
  administrative                 9,386,379        1,267,606              -             -       10,653,985
Impairments                      6,336,022                -              -             -        6,336,022
Loss before taxes              (17,896,570)        (371,821)             -             -      (18,268,391)
Identifiable assets              2,389,322        3,717,789      4,592,157             -       10,699,268
Capital expenditures               106,000           10,422              -             -          116,422


                                                    Year Ended December 31, 2001
                           -------------------------------------------------------------------------------
                             Block & Wall         Block        Real Estate    Security         Total
                               Systems          Equipment       Development    Doors
                           -------------------------------------------------------------------------------

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


20.  Recent             In April 2002, the FASB issued SFAS No. 145, "Rescission
     Accounting         of FASB Statements No. 4, 44, and 64,  Amendment of SFAS
     Pronounce-         No.  13,  and  Technical  Corrections."  This  Statement
     ments              amends  existing  authoritative  pronouncements  to make
                        various technical corrections, clarify meanings, or describe their applicability under changed conditions.
                        This statement became effective on May 1, 2003 and does not have a material impact on the Company's operating results or financial position.

                        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002 and did not have a material impact on the Company's consolidated financial statements.


--------------------------------------------------------------------------------
                                                                            F-35

                                               EAGLE BUILDING TECHNOLOGIES, INC.
                                      Notes to Consolidated Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

20.  Recent             In  November  2002,  the  Emerging   Issues  Task  Force
     Accounting         ("EITF")   reached  a  consensus  on  Issue  No.  00-21,
     Pronounce-         "Revenue Arrangements with Multiple  Deliverables." EITF
     ments              Issue No. 00-21 provides  guidance on how to account for
     Continued          arrangements that involve the delivery or performance of
                        multiple products, services and/or rights to use assets.
                        The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this consensus is not expected to have a material impact on the Company's consolidated financial statements.

                        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure-an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement became effective on December 15, 2002 and does not have a material impact on the Company's operating results or financial position.

                        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires the Company to consolidate a variable interest entity if it is subjected to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company does not believe it has any interests in variable interest entities and, accordingly does not expect the adoption of FIN 46 to have a material impact on the consolidated financial statements.

                        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It is effective for such financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the effect of SFAS No. 150 on its financial Statements.


--------------------------------------------------------------------------------
                                                                            F-36